Form 10-Q
period 1996-03-30
VAN DE KAMPS INC
filed 1996-05-20
CIK 1001839

          THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON MAY 15, 1996
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q


(Mark One)

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period Ended March 30, 1996

                                       OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to ________________

                        Commission file number 33-97752

                              VAN DE KAMP'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                              43-1721518
              ----------                             ----------
    (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)               Identification No.)

                          1000 St. Louis Union Station
                           St. Louis, Missouri  63103
                    (Address of Principal Executive Office)

                                 (314) 241-0303
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X    No
                                                      _______    ______

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
                                                                March 30, 1996

Common stock, no par value                                     200

                              VAN DE KAMP'S, INC.
                                 BALANCE SHEET
                                 MARCH 30, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             Commencement
                                                             of Operations
                                                  March 30,  September 19,
                                                    1996         1995
                                                  ---------  -------------
ASSETS

Current assets:
    Cash and equivalents                           $  6,867       $    355
    Accounts receivable  (Net of $60 allowance
           as of 03/30/96)                           21,199              -
    Accounts receivable - other (Note 2)                835            500
    Inventories (Note 3)                             16,333         19,518
    Prepaid expenses                                    546            585
                                                   --------       --------
         Total current assets                        45,780         20,958

Property, plant and equipment, net                   30,254         30,889

Intangible assets and goodwill                      140,680        143,434
Other assets                                          8,768          8,561
                                                   --------       --------
                                                   $225,482       $203,842
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term obligations       $  2,500       $  1,250
    Senior secured revolving debt facility                -          2,000
    Accounts payable                                  6,282              -
    Accrued liabilities                              14,699          2,422
    Income taxes payable                                983              -
                                                   --------       --------
         Total current liabilities                   24,464          5,672

Deferred income taxes                                 1,049              -
Senior secured term debt                             27,500         28,750
Senior subordinated notes                           100,000        100,000
                                                   --------       --------
         Total liabilities                          153,013        134,422
                                                   --------       --------
Stockholders' equity
    Common stock, no par value                       69,420         69,420
    Retained earnings                                 3,049              -
                                                   --------       --------
         Total stockholders' equity                  72,469         69,420
                                                   --------       --------
                                                   $225,482       $203,842
                                                   ========       ========

                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                              STATEMENT OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                       Successor    Predecessor
                                                      ------------  ------------

                                                      Three Months  Three Months
                                                         Ended         Ended
                                                        March 30,     March 31,
                                                          1996          1995
                                                      ------------  ------------

Net sales                                                $62,978       $57,710
Cost of goods sold                                        23,630        23,867
                                                         -------       -------
        Gross profit                                      39,348        33,843
                                                         -------       -------

Selling, distribution and marketing expenses:
        Selling and distribution                           6,285         5,767
        Trade promotions                                  15,023        13,942
        Consumer marketing                                 6,280         4,854
                                                         -------       -------
Total selling, distribution and marketing expenses        27,588        24,563
                                                         -------       -------

Amortization of goodwill and other intangibles             1,234           826
General and administrative expenses                        2,083         2,752
Transition related costs (Note 4)                            917           --
                                                         -------       -------
Total                                                      4,234         3,578
                                                         -------       -------

        Operating income                                   7,526         5,702

Interest expense                                           3,665           --
Amortization of deferred financing expense                   170           --
                                                         -------       -------
        Income before income taxes                         3,691         5,702

Provision for income taxes                                 1,476         2,754
                                                         -------       -------
        Net income                                       $ 2,215       $ 2,948
                                                         =======       =======



                See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                              STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                          Successor              Predecessor
                                                      ------------------  --------------------------
                                                       Operating Period      Period
                                                      September 19, 1995  July 1, 1995   Nine Months
                                                           through           through        Ended
                                                          March 30,       September 18,   March 31,
                                                             1996             1995          1995
                                                      ------------------  -------------  -----------
Net sales                                                  $106,362        $21,061        $125,211
Cost of goods sold                                           43,304          9,658          51,909
                                                           --------        -------        --------
    Gross profit                                             63,058         11,403          73,302
                                                           --------        -------        --------
Selling, distribution and marketing expenses:
    Selling and distribution                                 11,657          2,843          13,986
    Trade promotions                                         22,997          3,699          28,300
    Consumer marketing                                        7,875          1,919           8,111
                                                           --------        -------        --------
Total selling, distribution and marketing expenses           42,529          8,461          50,397
                                                           --------        -------        --------

Amortization of goodwill and other intangibles                2,641            689           2,478
General and administrative expenses                           3,557          1,104           7,236
Transition related costs (Note 4)                               917              -               -
                                                           --------        -------        --------
Total                                                         7,115          1,793           9,714
                                                           --------        -------        --------

    Operating income                                         13,414          1,149          13,191

Interest expense                                              7,979              -               -
Amortization of deferred financing expense                      354              -               -
                                                           --------        -------        --------
    Income before income taxes                                5,081          1,149          13,191

Provision for income taxes                                    2,032            735           6,371
                                                           --------        -------        --------
    Net income                                             $  3,049        $   414        $  6,820
                                                           ========        =======        ========


                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
           OPERATING PERIOD SEPTEMBER 19, 1995 THROUGH MARCH 30, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                  Common Stock
                                 ---------------  Retained
                                 Shares  Amount   Earnings   Total
                                 ------  -------  --------  -------
Balance at September 19, 1995       200  $69,420         -  $69,420

Net income                                          $   91       91
                                 ------  -------    ------  -------

Balance at September 30, 1995       200   69,420        91   69,511

Net income                                             743      743
                                 ------  -------    ------  -------

Balance at December 31, 1995        200   69,420       834   70,254

Net income                                           2,215    2,215
                                 ------  -------    ------  -------

Balance at March 30, 1996           200  $69,420    $3,049  $72,469
                                 ======  =======    ======  =======



                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                            STATEMENT OF CASH FLOWS
           OPERATING PERIOD SEPTEMBER 19, 1995 THROUGH MARCH 30, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

Cash flows from operating activities:
    Net income                                                            $   3,049
    Adjustments to reconcile net income to cash in operating
     activities:
        Depreciation and amortization                                         4,504
        Deferred income taxes                                                 1,049
        Change in assets and liabilities, net of effects of businesses acquired:
             Increase in accounts receivable                                (21,199)
             Increase in accounts receivable - other                           (335)
             Decrease in inventories                                          3,185
             Decrease in prepaid expenses                                        39
             Increase in accounts payable                                     6,282
             Increase in accrued expenses                                    12,277
             Increase in income taxes payable                                   983
                                                                          ---------
Net cash provided by operating activities                                     9,834
                                                                          ---------

Cash flows from investing activities:
        Additions to property, plant and equipment                             (872)
        Payment for acquisition of businesses (Note 1)                     (193,287)
                                                                          ---------
Net cash used in investing activities                                      (194,159)
                                                                          ---------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                    30,000
     Proceeds from senior subordinated notes                                100,000
     Net proceeds from issuance of common stock                              69,420
     Debt issuance costs                                                     (8,583)
                                                                          ---------
Net cash provided by financing activities                                   190,837
                                                                          ---------

Increase in cash and cash equivalents                                         6,512

Cash and cash equivalents, beginning of period                                  355
                                                                          ---------

Cash and cash equivalents, end of period                                  $   6,867
                                                                          =========


                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Basis of Presentation

The financial statements of Van de Kamp's, Inc. (the "Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results during the predecessor's prior year periods include certain reclassifications to conform with the Company's presentation. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

The prior owners did not operate the Company's product lines as separate divisions and accordingly, it is not practicable to present a statement of cash flows during the predecessor period. The Company was granted a waiver by the Securities and Exchange Commission with respect to the presentation of these cash flows.

For further information, reference should be made to the predecessor's financial statements for the fiscal year ended June 30, 1995 and notes thereto included in the Company's Registration Statement on Form S-4 on file at the Securities and Exchange Commission.

Acquisition of the Businesses

On September 19, 1995 (commencement of operations), Van de Kamp's, Inc. acquired the assets of the frozen seafood business (which operated as Van de Kamp's) and the frozen dessert product lines, (together the "Businesses") from The Pillsbury Company and Pet Incorporated (collectively, the "Sellers"). The Company acquired the inventories, property, plant and equipment and intangible assets of the Businesses for a purchase price of $190 million. The Company paid The Pillsbury Company $2 million, a contractually agreed upon amount, to retain all of the current liabilities of the Businesses. The allocation of purchase price has not been finalized; however, any changes are not expected to be material. The purchase agreement contains customary representations, warranties and covenants by each of the Sellers and the Company.

NOTE 2 - ACCOUNTS RECEIVABLE - OTHER

Accounts Receivable - Other consist of the following (in thousands):

                               March 30, 1996  September 19, 1995
                               --------------  ------------------

      The Pillsbury Company          $370                  -
      Miscellaneous                   465               $500
                                     ----               ----
                                     $835               $500
                                     ====               ====

The balance due from The Pillsbury Company is comprised of accounts receivable collected by The Pillsbury Company on Van de Kamp's behalf.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):


                        March 30, 1996  September 19, 1995
                        --------------  ------------------

      Raw materials         $ 3,279           $ 4,648
      Packaging               1,503             1,358
      Finished goods         11,551            13,512
                            -------           -------
                            $16,333           $19,518
                            =======           =======

September 19, 1995 inventory balances have been reclassified to accurately reflect the composition of inventories on that date.

NOTE 4 - TRANSITION RELATED COSTS

Transition related costs consist of what management believes are one-time costs incurred to establish Van de Kamp's, Inc. operations, including expenditures to reestablish relationships with customers which had deteriorated during the transition of the business from The Pillsbury Company to the Company, relocation expenses, recruiting fees, sales training, computer systems training and other unique transitional expenses. A portion of these expenses were incurred in prior quarters and deferred until appropriate accounting treatments were determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A. The following table sets forth for the period indicated the percentage which the items in the Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period.

                                                             Statement of Income            Period to Period
                                                              Three Months Ended                Increase
                                                         March 30,          March 31,          (Decrease)
                                                            1996               1995           1995 to 1996
                                                      ---------------    ---------------    ----------------

Net sales                                             $62,978   100.0%   $57,710   100.0%          9.1%
Cost of goods sold                                     23,630    37.5     23,867    41.4          (1.0)
                                                      -------   -----    -------   -----
      Gross profit                                     39,348    62.5     33,843    58.6          16.3
                                                      -------   -----    -------   -----
Selling, distribution, and marketing expenses:
      Selling and distribution                          6,285    10.0      5,767    10.0           9.0
      Trade promotions                                 15,023    23.8     13,942    24.2           7.8
      Consumer marketing                                6,280    10.0      4,854     8.4          29.4
                                                      -------   -----    -------   -----
Total selling, distribution and marketing expenses     27,588    43.8     24,563    42.6          12.3
                                                      -------   -----    -------   -----

Amortization of goodwill and other intangibles          1,234     2.0        826     1.3          49.4
General and administrative expenses                     2,083     3.3      2,752     4.8         (24.3)
Transition related costs (Note 4)                         917     1.4         --      --            NM
                                                      -------   -----    -------   -----
Total                                                   4,234     6.7      3,578     6.1          18.3
                                                      -------   -----    -------   -----

      Operating income                                  7,526    12.0      5,702     9.9          32.0

Interest expense                                        3,665     5.8         --      --            NM
Amortization of deferred financing expense                170     0.3         --      --            NM
                                                      -------   -----    -------   -----
      Income before income taxes                        3,691     5.9      5,702     9.9         (35.3)

Provision for income taxes                              1,476     2.4      2,754     4.8         (46.4)
                                                      -------   -----    -------   -----
      Net income                                      $ 2,215     3.5%   $ 2,948     5.1%        (24.9)%
                                                      =======   =====    =======   =====

NM = Not Meaningful

                             RESULTS OF OPERATIONS

Quarter Ended March 30, 1996 Compared to Quarter Ended March 31, 1995:

Net Sales. Net sales for the quarter were $63.0 million, an increase of $5.3 million or 9.1% over the same quarter last year. Frozen seafood sales increased $6.1 million or 11.9% over the same quarter last year. Volumes accounted for $4.7 million of this increase and higher average selling prices accounted for the remainder. Strong seafood sales were driven by a focused sales effort, increased promotional spending and increased category awareness. Van de Kamp's, Inc.'s frozen seafood maintained its number one volume share during the critical Lent sales period. Dessert sales decreased $.8 million versus the same quarter last year. The dessert business continues to show weakness due to lack of sales and marketing support prior to the acquisition of the business by the Company. Merchandising initiatives on key dessert products are expected to positively affect sales trends during the upcoming summer sales period.

Cost of Goods Sold. Cost of goods sold decreased from 41.4% of sales in 1995 to 37.5% in 1996. The percentage decrease was mainly attributable to a reduction in manufacturing overhead costs since the acquisition.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses increased 12.3% versus the same quarter last year. Consumer marketing expenses increased 29.4% due to increased advertising and coupon activity related to the Company's seafood products. Trade promotions decreased slightly as a percentage of sales, due primarily to a shift in the dessert business toward private label products.

Amortization of Goodwill. Amortization of goodwill and other intangibles increased 49.4% versus the same quarter last year due to the increase in intangibles resulting from the acquisition of the business during September 1995.

General and Administrative Expenses. General and administrative expenses decreased from 4.8% of sales during the same quarter in 1995 to 3.3%, in the current quarter. The expense recorded during the same quarter last year was an allocation of the predecessor's general and administrative expenses. Current quarter expenses reflect the more efficient cost structure instituted following the change in ownership.

Transition Related Costs. Transition related costs consist of what management believes are one-time costs incurred to establish Van de Kamp's, Inc. operations, including expenditures to reestablish relationships with customers which had deteriorated during the transition of the business from The Pillsbury Company to the Company, relocation expenses, recruiting fees, sales training, computer systems training and other unique transitional expenses. A portion of these expenses was incurred in prior quarters and deferred until appropriate accounting treatments were determined.

Operating Income. Operating income increased 32.0% to $7.5 million. Excluding the impact of transition related costs, operating income was up 48.1% to $8.4 million.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of interest expense and amortization of deferred financing expense was $3.8 million. The predecessor did not separately allocate these respective costs to the Businesses.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of 40% which has been applied to the quarter ended March 30, 1996. This rate is lower than the rate experienced by the prior owners, primarily because the Company's amortization of goodwill is deductible for income tax purposes.

B. The following table sets forth for the period indicated the percentage which the items in the Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period. The Statement of Income column for the nine months ended March 30, 1996 combines both the successor operating period September 19, 1995 through March 30, 1996 and the predecessor period July 1, 1995 through September 18, 1995.


                                                                         Statement of Income               Period to Period
                                                                          Nine Months Ended                    Increase
                                                                    March 30,           March 31,             (Decrease)
                                                                      1996                1995               1995 to 1996
                                                                    ---------           ---------          ----------------

Net sales                                                     $127,423      100.0%      $125,211     100.0%       1.8%
Cost of goods sold                                              52,962       41.6         51,909      41.5        2.0
                                                              --------      -----       --------     -----
   Gross profit                                                 74,461       58.4         73,302      58.5        1.6
                                                              --------      -----       --------     -----

Selling, distribution and marketing expenses:
   Selling and distribution                                     14,500       11.4         13,986      11.2        3.7
   Trade promotions                                             26,696       20.9         28,300      22.6       (5.7)
   Consumer marketing                                            9,794        7.7          8,111       6.5       20.7
                                                              --------      -----       --------     -----
Total selling, distribution and marketing expenses              50,990       40.0         50,397      40.3        1.2
                                                              --------      -----       --------     -----

Amortization of goodwill and other intangibles                   3,330        2.6          2,478       2.0       34.4
General and administrative expenses                              4,661        3.7          7,236       5.7      (35.6)
Transition related costs (Note 4)                                  917         .7              -         -         NM
                                                              --------      -----       --------     -----
Total                                                            8,908        7.0          9,714       7.7       (8.3)
                                                              --------      -----       --------     -----

   Operating income                                             14,563       11.4         13,191      10.5       10.4

Interest expense                                                 7,979        6.3              -         -         NM
Amortization of deferred financing expense                         354        0.2              -         -         NM
                                                              --------      -----       --------     -----
   Income before income taxes                                    6,230        4.9         13,191      10.5      (52.8)

Provision for income taxes                                       2,767        2.2          6,371       5.1      (56.6)
                                                              --------      -----       --------     -----
 Net income                                                   $  3,463        2.7%      $  6,820       5.4%     (49.2)%
                                                              ========      =====       ========     =====




NM = Not Meaningful

                             RESULTS OF OPERATIONS

Nine Months Ended March 30, 1996 Compared to Nine Months Ended March 31, 1995:

Net Sales. Net sales increased $2.2 million versus the comparable period last year, to $127.4 million. Frozen seafood sales increased $5.0 million during the period as the result of dedicated management and successful strategic initiatives focused on this segment of the business during the key Lent selling season. Dessert sales decreased $2.8 million during the period due to lack of sales and marketing support by the predecessor and competitive pressure in the whipped topping segment. Several key marketing initiatives are in place which are expected to improve the performance of this business during the upcoming summer sales period.

Cost of Goods Sold. Cost of goods sold was 41.6% of sales compared to 41.5% of sales in the comparable period last year. Lower manufacturing overhead costs in the current quarter mitigated the impact of material cost increases versus the comparable period last year. The decrease in manufacturing overhead costs is expected to continue, which should result in further favorable variances to the comparable period last year.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses decreased slightly as a percentage of sales versus the comparable period last year. Selling and distribution expenses increased slightly due to higher freight costs. Trade promotions were down due to a first quarter drop in trade rates during the predecessor ownership period and a sales mix shift toward private label whipped toppings in the frozen desserts product line. Consumer marketing expenses increased 20.7% versus the comparable period last year due to incremental seafood advertising and coupon spending during the third quarter.

Amortization of Goodwill. Amortization of goodwill and other intangibles increased 34.4% versus the same period last year due to the increase in intangibles resulting from the acquisition of the business during September 1995.

General and Administrative Expenses. General and administrative expenses were 35.6% lower in 1996 than 1995, the comparable period last year. The 1996 expense was comprised of a first quarter allocation from the predecessor and actual expenses during Van de Kamp's ownership period. The prior year expense was an allocation from the predecessor. Current period expenses reflect the more efficient cost structure instituted following the change in ownership.

Transition Related Costs. Transition related costs consist of what management believes are one-time costs incurred to establish Van de Kamp's, Inc. operations, including expenditures to reestablish relationships with customers which had deteriorated during the transition of the business from The Pillsbury Company to the Company, relocation expenses, recruiting fees, sales training, computer systems training and other unique transitional expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of interest expense and amortization of deferred financing expense was $8.3 million. The prior owners did not separately allocate these respective costs to the Businesses.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of 40% which has been applied to the quarter ended March 30, 1996. This rate is lower than the rate experienced by the prior owners, primarily because the Company's amortization of goodwill is deductible for income tax purposes.

                        LIQUIDITY AND CAPITAL RESOURCES

On September 19, 1995, the Company acquired the Businesses for a purchase price of $190 million (see Note 1). The acquisition was financed by (i) an equity capital contribution of $70 million from VDK Holdings, Inc., (ii) the borrowing of $30 million of term debt and $2 million of revolving debt from the Company's Senior Credit Facility, dated as of September 19, 1995, among VDK Holdings, Inc., the Company, the lenders' participants thereto, and Chemical Bank as agent for such lenders, and (iii) the proceeds of the issuance of the senior subordinated notes of $100 million (see Prospectus filed with the Securities and Exchange Commission which became effective on November 14, 1995). Total sources of financing of $202 million were used to fund the acquisition, pay transaction fees and expenses and provide initial working capital.

The senior secured revolving debt facility commitment is $25 million. No amount was outstanding at March 30, 1996.

Working capital increased $1.2 million (excluding cash and short term borrowings) during the period September 19, 1995 through March 30, 1996. Accounts receivable increased by $21.5 million, which offset a reduction in inventory levels and increased accounts payable and accrued expenses.

For the year to date period ended March 30, 1996, the Company spent $.9 million on property, plant and equipment. The Company expects to spend $1 million on capital equipment during the balance of its fiscal year.

At March 30, 1996, the Company had $6.9 million of cash and cash equivalents and an unused commitment available under the revolving debt facility of $25 million. The Company believes that the revolving debt facility, combined with internally generated cash, is adequate to meet anticipated operating and capital requirements of the existing business.

Refer to Part II, Item 5 for liquidity and financing information concerning the Company's acquisition of the Mrs. Paul's frozen food business.

                              VAN DE KAMP'S, INC.
                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On January 17, 1996, the Company entered into an Asset Purchase Agreement (the "Agreement") to acquire for a purchase price of $72.5 million substantially all the assets of the Mrs. Paul's frozen food business, which was owned by Campbell Soup Company. The acquisition, which was completed on May 6, 1996, was an asset purchase and included trademarks, intangibles, inventories and dedicated manufacturing equipment. The purchase agreement contains customary representations, warranties and covenants by the Seller and the Company. The Company financed the acquisition with an equity contribution by VDK Holdings, Inc., the Company's parent, of $15 million and increased senior secured bank debt totaling $60 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VAN DE KAMP'S, INC.



Dated:  May 14, 1996                    By:  ___________________________
                                        Timothy B. Andersen
                                        Vice President - Finance and
                                        Administration
                                        and Chief Financial Officer and duly
                                        authorized officer

                               INDEX TO EXHIBITS

Exhibit                                                         Sequentially
Number       Exhibit                                            Numbered Page
- -------      -------                                            -------------
2.1          Asset Purchase and Sale Agreement, dated
             as of January 17, 1996, between Shellfish
             Acquisitions Company, LLC and Campbell
             Soup Company.

2.2          Asset Purchase Agreement, dated as of
             January 17, 1996, between Van de Kamp's Inc.
             (the "Company") and Shellfish Acquisition
             Company, LLC.

3.1 Certificate of Incorporation of the Company, with amendments thereto (previously filed with the Company's Form S-4 filed on October 4, 1995 (the "S-4")).

3.2          Amended and Restated By-Laws of the Company
             (previously filed with the S-4).

10.1         Employment Agreement, dated as of October 11,
             1995, between the Company and Timothy B. Andersen.

27           Financial data schedule.