Form 10-K
period 1996-06-29
VAN DE KAMPS INC
filed 1996-09-27
CIK 1001839

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  As of June 29, 1996 and for the period then ended

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For the transition period from _______________ to ________________

                        Commission file number 33-97752

                              VAN DE KAMP'S, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                43-1721518
- ---------------------------------------------             ----------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
 or Organization)



                         1000 St. Louis Union Station
                          St. Louis, Missouri  63103
                    (Address of Principal Executive Office)

                                (314) 241-0303
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
      -------------------            -----------------------------------------
      None
- ----------------------------         -------------------------------------------

- ----------------------------         -------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act
       -------------------------------------------------------------------------
       None                          (Title of Class)
       -------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of Affiliate in Rule 405.) Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
                                                            September 20, 1996

Common stock, no par value                                          200

PART I
- ------

ITEM 1:   BUSINESS
- ------    --------

Business History
- ----------------

Van de Kamp's, Inc., a Delaware corporation (the "Company"), began operations on September 19, 1995 when it acquired the Van de Kamp's(R) frozen seafood business and certain frozen dessert product lines (together the "Businesses"and prior to September 19, 1995, the "Predecessor") from The Pillsbury Company ("Pillsbury") and Pet Incorporated ("Pet") (Pillsbury and Pet collectively referred to as the "Sellers"). The Company acquired the Businesses from the Sellers for a purchase price of $190 million. The Company acquired the inventories, property, plant and equipment, and intangible assets of the Businesses and paid Pillsbury $2 million, a contractually agreed upon amount, to retain all of the Businesses' current liabilities. The acquisition was financed by (i) an equity capital contribution of approximately $70 million from its parent VDK Holdings, Inc., a Delaware corporation ("Holdings"), (ii) senior subordinated notes in the amount of $100 million, and (iii) the borrowing by the Company of $32 million under the senior secured bank facilities. Holdings is wholly owned by VDK Foods LLC, a Delaware limited liability company ("Foods").

On May 6, 1996, Van de Kamp's, Inc. expanded its operations by acquiring from Campbell Soup Company ("CSC") the frozen seafood and frozen vegetable product lines of Mrs. Paul's(R). The purchase price was $73.2 million. The Company acquired the inventories, certain manufacturing equipment and intangible assets of Mrs. Paul's(R). The acquisition was financed by (i) an equity capital contribution of $15 million from Holdings, and (ii) the borrowing by the Company of $60 million under its senior secured bank facilities.

On July 9, 1996, subsequent to the Company's fiscal year end, Van de Kamp's, Inc. acquired substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker"). The assets acquired were the Celeste(R) brand of frozen pizza and the Aunt Jemima(R) brand of frozen breakfast products (together, "Quaker Frozen Food Business"). The Company purchased the Celeste(R) trademark and was granted an exclusive, perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition was the Jackson, Tennessee manufacturing facility where the Company produces both product lines. The Company intends to continue to utilize this facility for the Quaker Frozen Food Business. The purchase price was $188 million which is subject to adjustments upon completion of an audit of inventory as of the closing of the acquisition. The acquisition was financed by (i) an equity capital contribution from Holdings of $40 million, (ii) the borrowing by the Company of $135 million under its senior secured bank facility, and (iii) a $20 million senior secured convertible loan secured by cash collateral posted by Holdings. In the event the Company has not disposed of certain assets by July 9, 1997, the cash collateral will be contributed as equity to the Company and the senior secured convertible loan will be repaid with the cash proceeds from the equity contribution.

Products and Markets
- --------------------

The Company produces and markets frozen seafood, frozen dessert products and frozen vegetables under its principal trademarks, including Van de Kamp's(R), Mrs. Paul's(R), Pet-Ritz(R), and Oronoque Orchards(R). Following the July 9, 1996 acquisition of the Quaker Frozen Food Business, the Company's product portfolio expanded to include frozen pizza and frozen breakfast products which are sold under the Celeste(R) and Aunt Jemima(R) brands, respectively. The raw materials required to manufacture these products are all widely available from numerous independent suppliers throughout the year.

The Company has recently introduced several new products. Under its Van de Kamp's(R) and Mrs. Paul's(R) brands, the Company has introduced frozen grilled and flavored baked fish fillet products. The Company has also introduced a new kosher frozen pie shell under its Mrs. Paul's(R) trademark.

The Company's products are sold nationwide to supermarkets and other retailers. The Company sells its products through a network of frozen food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers.

Industry
- --------

Van de Kamp's, Inc. participates in the frozen convenience food category, which includes other meal occasion alternatives. The retail market for frozen convenience foods is primarily driven by consumers' desire for food that is convenient, easy to prepare and relatively inexpensive. The Company's primary product lines which compete in this industry segment are frozen seafood, frozen desserts, frozen vegetables, frozen pizza and frozen breakfast products.

Competition
- -----------

The market for frozen convenience foods is large and competitive with numerous brands and products. The Company has numerous competitors for its various product lines and competes in all its markets with national and regional companies. Competition is based primarily on price, quality and convenience.

Van de Kamp's Inc. produces and markets the leading retail brands of frozen seafood in the United States. The Company's frozen seafood products compete with other brands of frozen seafood and with alternative frozen convenience foods such as frozen chicken nuggets, frozen pizza and frozen Mexican dishes. The Company's frozen desserts are sold primarily in regional markets and competition varies by region and product line. The competition includes alternative dessert offerings as well as comparable products. The Company's frozen vegetable product line competes against other frozen and non-frozen products as a convenient side dish to main course meals. The Company's frozen pizza product offering competes with other frozen pizza manufacturers and home delivered pizzas as well as main meal occasion alternatives. Van de Kamp's frozen breakfast products compete with other frozen breakfast offerings as well as non-frozen breakfast products.

Seasonality
- -----------

The Company has some seasonality among its product lines. Sales of frozen seafood products tend to be higher over the period January through April, which includes the Lenten period. In frozen desserts, sales are higher for cream pies in May through August and for frozen pie shells during the November and December holiday baking season. The Company has no material backlog orders.

Van de Kamp's, Inc. experiences peaks in its working capital cycle in anticipation of its sales seasonality. The Company builds inventory during the months of August through December in advance of the holiday baking season and the Lenten period. In addition, there is an inventory increase in the spring in advance of the cream pie selling season. Receivables tend to increase during high seasonal sales months but decline to normal levels thereafter.

Employees
- ---------

As of September 20, 1996, the Company had a total of 992 employees. The hourly employees at the Chambersburg, Pennsylvania manufacturing facility are represented by the International Brotherhood of Teamsters. None of the Company's other employees are represented by a union. Management believes that its relations with its employees are generally excellent.

ITEM 2:  PROPERTIES
- ------   ----------

Van de Kamp's, Inc. owns and operates three manufacturing facilities that are subject to security interests granted to the Company's senior lenders under its senior secured bank facility. The Company manufactures frozen seafood products out of a 116,000 square foot facility in Erie, Pennsylvania. Frozen dessert, frozen vegetables and some frozen seafood products are manufactured at the Company's 180,000 square foot facility in Chambersburg, Pennsylvania. In connection with the July 1996 acquisition of the Quaker Frozen Food Business, the Company acquired a 302,000 square foot manufacturing facility in Jackson, Tennessee, which produces frozen pizza and frozen breakfast products. The Company leases its approximately 11,500 square foot headquarters office in St. Louis, Missouri pursuant to a lease that will expire during fiscal year 2001, subject to one five year renewal option. The Company is in the process of expanding its office space to approximately 23,700 square feet.

All of the Company's facilities are generally in good physical condition, are well maintained, and are suitable for the manufacture of the particular product line for which it is used. The Company's facilities are currently operating with excess capacity and management does not believe there exists any material capacity constraints in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS
- ------  -----------------

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------  ---------------------------------------------------

Not applicable.


PART II
- -------

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- ------  ------------------------------------------------------------------------

There is no established public trading market for the Registrant's common stock. All of its issued and outstanding shares of common stock are owned by Holdings. No cash dividends have been declared since the incorporation of the Company. The Company is restricted under its senior secured bank facilities from declaring dividends, with certain limited exceptions, including for payment of Holdings' and Foods' taxes, to pay Holdings' and Foods' fees and expenses in connection with acquisitions, and to make payments under Holdings' incentive compensation plan.

ITEM 6: SELECTED FINANCIAL DATA
- ------  -----------------------

The selected financial data presented below, as of June 29, 1996 and for the period September 19, 1995 through June 29, 1996 is derived from the Company's audited financial statements. The selected financial data of the Predecessor for the period July 1, 1995 through September 18, 1995 and for the years ended June 30, 1995, 1994 and 1993, is derived from the audited Combined Statements of Income of the Predecessor. The selected financial data for the year ended June 30, 1992 is derived from the Predecessor's unaudited financial information. The selected financial data should be read in conjunction with the Company's financial statements and the Predecessor's Combined Statements of Income and notes thereto included in Item 14.

                       Van de Kamp's Inc.                                         Predecessor
                      ----------------------   -----------------------------------------------------------------------------------
                       Period September 19,  |   Period July 1,                                                      (Unaudited)
                           1995 through      |    1995 through       Year Ended      Year Ended      Year Ended      Year Ended
(in thousands)             June 29, 1996     | September 18, 1995   June 30, 1995   June 30, 1994   June 30, 1993   June 30, 1992
- --------------         --------------------- | -------------------  --------------  --------------  --------------  --------------
                                             |
                                             |
Net sales                    $143,296        |      $20,545          $149,359        $153,314        $159,004        $177,549
Gross profit                   82,929        |        9,567            83,248          85,433          81,617          80,451
Operating income               12,348        |          274            15,988          18,619          16,549              (1)
Net income                       (439)       |         (122)            8,272           9,850           8,486              (1)
Total assets                  305,499        |           (2)               (2)             (2)             (2)             (2)
Long term debt               $188,750        |           (2)               (2)             (2)             (2)             (2)



(1) Net income and operating income for the year ended June 30, 1992 are not available on a comparable basis with other periods presented and therefore is not contained herein.

(2) Total assets and Long term debt for the period ended September 18, 1995 and the years ended June 30, 1995, 1994, 1993 and 1992 are not available. The Sellers did not operate the Businesses as separate divisions or business entities and therefore maintained debt and certain other components of assets and liabilities on a consolidated basis. See Note 2 to the Combined Statement of Operations of the Van de Kamp's and Frozen Dessert Product Lines of Pet Incorporated contained in Item 14.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
- ---------------------

The following table sets forth (dollars in thousands) for the period indicated the percentage which the items in the Statements of Operations bear to net sales and the percentage change of such items compared to the indicated prior period. Certain amounts from prior years have been reclassified to conform with the Company's presentation. The Statement of Operations column for the period July 1, 1995 through June 29, 1996 combines the Company's operating period September 19, 1995 through June 29, 1996, including the operations of the Mrs. Paul's business for the period May 6, 1996 through June 29, 1996, and the Predecessor operating period of July 1, 1995 through September 18, 1995.

                                                                                                        Period to       Period to
                                                                                                          Period          Period
                                       Period July 1,        Period July 1,        Period July 1,        Increase        Increase
                                        1995 through          1994 through          1993 through        (Decrease)      (Decrease)
                                       June 29, 1996         June 30, 1995         June 30, 1994       1995 to 1996    1994 to 1995
                                     ------------------    ------------------    ------------------    ------------    ------------
Net sales                            $164,357    100.0%    $152,382    100.0%    $156,380    100.0%          7.9%          (2.6%)
Cost of goods sold                     70,634     43.0       63,170     41.5       63,681     40.7          11.8           (0.8)
                                     --------    -----     --------    -----     --------    -----          ----          -----
    Gross profit                       93,723     57.0       89,212     58.5       92,699     59.3           5.1           (3.8)

Selling, distribution and
  marketing expenses:
    Selling and distribution           18,744     11.4       17,340     11.4       18,937     12.1           8.1           (8.4)
    Trade promotions                   36,216     22.0       34,530     22.7       33,304     21.3           4.9            3.7
    Consumer marketing                 13,255      8.1        8,260      5.4        9,852      6.3          60.5           16.2
                                     --------    -----     --------    -----     --------    -----          ----          -----
Total selling, distribution and
  marketing expenses                   68,215     41.5       60,130     39.5       62,093     39.7          13.4           (3.2)

Amortization of goodwill and
  other intangibles                     4,912      3.0        3,305      2.2        3,305      2.1          48.6            0.0
General and administrative
  expenses                              6,637      4.0        9,789      6.4        8,682      5.6         (32.2)          12.8
Transition related costs                1,337      0.8            -        -            -        -             -              -
                                     --------    -----     --------    -----     --------    -----          ----          -----
    Total operating expenses           81,101     49.3       73,224     48.1       74,080     47.4          10.8           (1.2)
                                     --------    -----     --------    -----     --------    -----          ----          -----
    Operating income                   12,622      7.7       15,988     10.4       18,619     11.9         (21.1)         (14.1)

Interest income                          (135)    (0.1)           -        -            -        -             -              -
Interest expense                       12,469      7.6            -        -            -        -             -              -
Amortization of deferred
  financing expense                       607      0.4            -        -            -        -             -              -
Other bank and financing expenses          79      0.0            -        -            -        -             -              -
                                     --------    -----     --------    -----     --------    -----        ------          -----
    Income (loss) before income taxes    (398)    (0.2)      15,988     10.4       18,619     11.9        (102.5)         (14.1)

Provision for income taxes                163      0.1        7,716      5.1        8,769      5.6        ( 97.9)         (12.0)
                                     --------    -----     --------    -----     --------    -----        ------          -----
    Net income (loss)                   ($561)    (0.3%)   $  8,272      5.3%    $  9,850      6.3%       (106.8%)        (16.0)
                                     ========    =====     ========    =====     ========    =====         =====          =====

Product Line Detail
- -------------------
Net sales, gross profit and product profit before general and administrative expenses and amortization expense for the major product lines are summarized below:

                                       Frozen Seafood Business            Frozen Dessert Business
                                     ----------------------------         --------------------------
                                      1996       1995      1994             1996     1995      1994
                                     ------      ----      ----             ----     ----      ----
Net sales                            $129,463  $115,141  $112,719         $34,894  $37,241   $43,661
Gross profit                           78,881    71,650    69,244          14,842   17,562    23,455
Product profit before general and
   administrative expense and
   amortization expense              $ 23,577  $ 25,643  $ 24,364         $ 1,931  $ 3,439   $ 6,241

FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales
- ---------

Consolidated net sales increased $12.0 million to $164.4 million for the year ended June 29, 1996. This was an increase of 7.9% from the prior year sales of $152.4 million.

Frozen seafood sales increased $14.3 million, or 12.5%, due to incremental advertising and promotional support for this segment of the business during the key Lenten season and the acquisition of Mrs. Paul's. Seafood sales trailed prior year levels in the first half of the fiscal year, which included two and one-half months of Predecessor ownership, due to transition and start-up difficulties associated with the Company's formation and its acquisition of the business from Pillsbury. In the second half of the year, sales, excluding Mrs. Paul's, exceeded prior year by $7.3 million. This sales increase was due to higher volumes of $5.6 million associated with the increased advertising and promotion support and a price increase instituted on selected seafood products in December of 1995, which accounted for higher sales of $1.7 million.

Mrs. Paul's sales were $8.3 million during the Company's ownership period May 6 through June 29, 1996.

Sales of frozen dessert products decreased $2.3 million or 6.3%, due to lack of sales and marketing support by the Sellers and increased competitive pressure in the whipped topping segment. Frozen dessert sales rebounded in the June quarter, increasing 3.4% over prior year, which was the result of key marketing initiatives put into place to take advantage of the peak spring sales period.


Gross Profit
- ------------

Gross profit increased $4.5 million, or 5.1%, to $93.7 million from $89.2 million during the prior year.

The gross profit on seafood products increased $7.2 million, or 10.1%. Increased sales offset a gross margin decline of 1.3 percentage points. The decline in the gross margin percentage was caused by higher fixed production costs during the Predecessor ownership period. The gross margin during the Company's ownership period increased by 0.3 percentage points versus prior year. Company results were favorable in comparison to the prior year's results due to higher selling prices and improvements in plant yield, throughput and overhead spending. These improvements were partially offset by higher material costs and higher costs embedded in purchased inventory which was manufactured during the Predecessor ownership period.

Frozen dessert gross profit fell $2.7 million, or 15.5%, with a gross margin decline of 4.6 percentage points. The decline was the result of product mix changes, including a shift to lower margin private label sales, competitive pricing in whipped toppings and higher packaging and ingredient costs.

Mrs. Paul's contributed $4.1 million in gross profit during the Company's ownership period May 6 through June 29, 1996. The gross margin during that period was 50.0%, reflecting CSC's higher production costs. Mrs. Paul's products were produced by CSC during the fourth quarter in order to accumulate sufficient inventory prior to the relocation of the production equipment from CSC to the Company's Erie and Chambersburg facilities.

Selling, Distribution and Marketing Expenses
- --------------------------------------------

Selling, distribution and marketing expenses for the year were 41.5% as a percentage of sales versus 39.5% in the comparable period last year. Approximately $4.0 million of the $8.1 million increase is the result of the acquisition of Mrs. Paul's.

Selling and distribution expenses remained flat as a percentage of sales, reflecting slightly higher freight and warehousing rates offset by a reduction in brokerage expenses.

Trade promotions declined by 0.7 percentage points due to lower trade spending during the Predecessor ownership period and a sales mix shift toward private label frozen desserts, on which trade spending is negligible.

Consumer support increased $5.0 million, or 2.7 percentage points primarily due to higher advertising and promotional spending. The majority of this increase, or $4.1 million, was focused on the Company's seafood products. Consumer support was the key driver behind successfully reversing historical sales trends and returning seafood sales to growth.

General and Administrative Expenses
- -----------------------------------

General and administrative expenses totaled $6.6 million for the year, or 4.0% as a percentage of sales, which was $3.2 million lower than the prior year. This amount included a first quarter corporate allocation from Pillsbury. Prior year expense of $9.8 million was a combination of Pet and Pillsbury corporate allocated expenses. The reduction in expenses reflected the lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to the Businesses during the Predecessor ownership periods.

Transition Related Costs
- ------------------------

Transition related costs of $1.3 million consist of what management believes are one-time costs incurred to establish Van de Kamp's, Inc. operations, including expenditures to regain distribution of products that had been discontinued during the transition of the Businesses and Mrs. Paul's from the Sellers and CSC to the Company, relocation expenses, recruiting fees, sales training, computer systems training, and other one-time transitional expenses.

Operating Income
- ----------------

Operating income decreased $3.4 million, or 21.1%, to $12.6 million. In addition to the factors noted above, amortization of goodwill and other intangibles increased $1.6 million versus the prior year.

Interest Income/Expense
- -----------------------

Interest expense, net of interest income, was $12.3 million for the fiscal year ending June 29, 1996, or 7.5% of sales. During Predecessor ownership periods, debt and related interest expense were not allocated to the Businesses.

Income Taxes
- ------------

The provision for income taxes decreased to $0.2 million from $7.7 million in the prior year. This decrease is primarily the result of lower earnings in the current period as caused by matters previously discussed. The Company's amortization of goodwill is deductible for tax purposes and therefore management expects that the Company will experience a lower effective tax rate than existed in the Predecessor ownership periods.

Net Income
- ----------

The Company incurred a $0.6 million loss for fiscal 1996 as compared to a profit of $8.3 million for fiscal 1995 as a result of the factors noted above.

FISCAL 1995 COMPARED TO FISCAL 1994

Net Sales
- ---------

Net sales declined by 2.6% to $152.4 million from $156.4 million in 1994. Sales of frozen seafood products increased by 2.1% to $115.1 million from $112.7 million in the prior year. Sales increases achieved by the ongoing roll out of successful new products offset volume declines attributable to the discontinuation of three unprofitable uncoated fillet products.

Sales of the frozen dessert product lines declined by 14.7% to $37.2 million from $43.7 million in 1994. Sales increases in cobblers, cream pies and pie crusts were offset by lower sales of whipped topping due to the loss of certain private label customers and competitive pricing in the category.

Gross Profit
- ------------

Gross profit of $89.2 million was 3.8% lower than the gross profit in 1994 of $92.7 million. As a percent of sales, the gross profit in 1995 was 58.5%, which was below the 1994 level of 59.3%. The decline was due to higher unit fixed costs, as such costs were spread over a lower sales base, and increases in raw material costs, principally in packaging materials, offsetting continued productivity improvements realized at the Erie manufacturing facility.

Selling, Distribution and Marketing Expenses
- --------------------------------------------

In 1995, total selling, distribution and marketing expenses were $60.1 million which was $2.0 million lower than the $62.1 million experienced in 1994. Selling and distribution expenses were 11.4% as a percentage of sales in 1995 which was below the prior year's 12.1% as a percentage of sales primarily due to distribution savings arising from Pillsbury's acquisition of Pet.

Trade promotions increased to 22.7% as a percentage of sales in 1995 from 21.3% in 1994 principally due to additional slotting expenditures associated with the continued roll out of new seafood products and higher trade spending on cream pie products.

In 1995, consumer marketing expenses decreased $1.6 million to $8.3 million. Approximately half of the decline was attributable to lower television advertising expenditures on frozen seafood products.

General and Administrative Expenses
- -----------------------------------

General and administrative expenses were $9.8 million in 1995 compared to $8.7 million in 1994. These amounts represent both direct and indirect allocations from Pet which were based on budgeted net sales. Fluctuations in the amount are primarily attributable to changes from budgeted net sales.

Operating Income
- ----------------

Operating income decreased to $16.0 million in 1995 from $18.6 million in 1994 mainly due to lower sales levels and higher general and administrative expenses, which were partially offset by reductions in consumer marketing.

Income Taxes
- ------------

The provision for income taxes of $7.7 million in 1995 represented an effective tax rate of 48.3% compared to 47.1% in 1994.

Net Income
- ----------

Net income decreased to $8.3 million in 1995 compared to $9.8 million in 1994.

Liquidity and Capital Resources
- -------------------------------

At June 29, 1996, the Company had $88,750,000 of senior secured term debt and $100,000,000 of senior subordinated notes outstanding. The interest rate on the subordinated notes is 12%, with semi-annual interest payments which commenced in March 1996. The senior secured term debt, of which $5 million will mature during fiscal year 1997, bears interest at a spread to prime or Eurodollar base rates. The weighted average interest rate at June 29, 1996 for the senior secured term debt was 8.2%. Interest is generally payable quarterly and principal payments are semi-annual.

The Company also has a $25 million senior secured revolving facility with no outstanding balance at June 29, 1996. The available capacity under the revolving facility is subject to limitations based on letters of credit.

For the nine and one-half months ended June 29, 1996, cash provided by operations was $12.1 million. Net income before depreciation and amortization accounted for $7.0 million of the operating cash flow and a decrease in working capital, excluding cash and debt, contributed another $5.1 million. Accounts receivable increased $16.8 million, including $4.2 million associated with Mrs. Paul's. Inventory levels increased $5.0 million due to a planned inventory increase necessary to facilitate the seafood production line relocation from CSC's production facility to the Company's manufacturing facilities in Erie and Chambersburg. These increases in current assets were offset by a $14.1 million increase in accounts payable, including $2.3 million associated with Mrs. Paul's, and a $13.4 million increase in accrued expenses, including $3.9 million related to Mrs. Paul's.

For the nine and one-half months ended June 29, 1996, the Company spent $2.2 million on property, plant and equipment, $0.5 million of which was used to initiate the relocation of the Mrs. Paul's production lines.

As of June 27, 1996, the Company had $4.0 million of cash and cash equivalents and an unused commitment available under the senior secured revolving debt facility, as adjusted for outstanding letters of credit, of $24.6 million. The Company believes that the revolving debt facility, combined with internally generated cash, is adequate to meet anticipated operating and capital requirements of the existing business.

Other Information
- -----------------

On July 9, 1996, subsequent to the Company's fiscal year end, Van de Kamp's, Inc. acquired substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker"). The assets acquired were the Celeste(R) brand of frozen pizza and the Aunt Jemima(R) brand of frozen breakfast products (together, "Quaker Frozen Food Business"). The Company purchased the Celeste(R) trademark and was granted an exclusive, perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition was the Jackson, Tennessee manufacturing facility where the Company produces both product lines. The Company intends to continue to utilize this facility for the Quaker Frozen Food Business. The purchase price was $188 million which is subject to adjustments upon completion of an audit of inventory as of the closing of the acquisition. The acquisition was financed by (i) an equity capital contribution from Holdings of $40 million, (ii) the borrowing by the Company of $135 million under its senior secured bank facility, and (iii) a $20 million senior secured convertible loan secured by cash collateral posted by Holdings. In the event the Company has not disposed of certain assets by July 9, 1997, the cash collateral will be contributed as equity to the Company and the senior secured convertible loan will be repaid with the cash proceeds from the equity contribution. The Company's Credit and Guarantee Agreement was amended as of July 9, 1996 to provide for the additional senior secured debt facilities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------  -------------------------------------------

Reference is made to Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------  ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not applicable.

PART III
- --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

The names, ages and positions of all directors and executive officers of Van de Kamp's, Inc., as of September 20, 1996, are listed below, followed by a brief account of their business experience for at least the past five years. All of the officers and directors, with the exception of Timothy B. Andersen, have served in their respective positions since the Company commenced operations on September 19, 1995. Mr. Andersen has served in his position since his employment on October 11, 1995. Directors and officers serve in their positions until their resignation or removal. Officers serve at the pleasure of the Board of Directors.


Name                          Age         Position(s)
- ----                          ---         -----------
Ian R. Wilson                 66          Chairman of the Board of Directors
Thomas O. Ellinwood           41          President and Director
Ray Chung                     48          Executive Vice President
James B. Ardrey               38          Executive Vice President and
                                           Director
Timothy B. Andersen           42          Chief Financial Officer and Vice
                                           President - Administration
Thomas J. Youngerman          45          Vice President - Sales
C. Renee Sloan                34          Vice President - Marketing
Olafur Gudmundsson            37          Vice President - Operations
M. Laurie Cummings            33          Vice President and Secretary
Peter Lamm                    44          Director
Andrea Geisser                53          Director
Nicholas Dennis               49          Director
Clive A. Apsey                48          Director
Charles J. Delaney            36          Director
Robert V. Dale                59          Director

IAN R. WILSON - CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Wilson is the managing partner of Dartford Partnership, LLC ("Dartford"), a private investment partnership focused on the food and beverage industries. Mr. Wilson was formerly Chairman and Chief Executive Officer of Windmill Corporation ("Windmill"), a leading specialty miller and supplier of branded consumer products which he founded in March 1989. Mr. Wilson was also formerly Chairman and Chief Executive Officer of Wyndham Foods, Inc. ("Wyndham"), a major cookie company he founded in 1985 and positioned as the leading popular priced cookie company in the United States. From 1983 to 1984, Mr. Wilson was the Chairman and Chief Executive Officer of Castle & Cooke (Dole), an international food and real estate concern. Prior to Castle & Cooke, Mr. Wilson spent 25 years with The Coca-Cola Company, initially in South Africa, where he was Plant Manager of Johannesburg and later Vice President - Area Manager for Southern Africa, and also served in a series of international operating management positions. Ultimately, Mr. Wilson served as Vice Chairman of The Coca-Cola Company and President of the Pacific Group. Mr. Wilson's past and present service as a director includes membership on the boards of Novell, Inc., Revlon, Inc., Crown Zellerbach Corporation, Castle & Cooke, Inc., Wilson Bottling Corporation, Golden State Foods and New Age Beverages, Ltd.

THOMAS O. ELLINWOOD - PRESIDENT AND DIRECTOR

Mr. Ellinwood has been responsible for the management of the Van de Kamp's. Inc. Businesses since Pet acquired the Businesses from Grand Metropolitan, PLC ("Grand Met") in October 1989, when he headed the acquisition and integration team as Director/Marketing Manager. Mr. Ellinwood was Vice President and General Manager of Pet from March 1992 until the Company acquired the Businesses. Between 1990 and 1992, Mr. Ellinwood held the position of Vice President, Marketing. Prior to Pet's acquisition of the Van de Kamp's, Inc. Businesses from 1986 to 1989, Mr. Ellinwood held various positions of increasing responsibility with Pet's sales and marketing departments. Mr. Ellinwood served as General Manager of Omar, Inc., a privately-owned aerospace manufacturing company from 1983 to 1986. From 1977 to 1983, Mr. Ellinwood was a pilot in the U.S. Navy.

RAY CHUNG - EXECUTIVE VICE PRESIDENT

Mr. Chung is a partner in Dartford. Mr. Chung has previously served as a Director, Executive Vice President and Chief Financial Officer of Windmill from 1989 to 1995 and as a Director, Executive Vice President and Chief Financial Officer of Wyndham from 1985 to 1990. From May 1984 to September 1985, Mr. Chung served as Vice President - Finance for the Kendall Company (Colgate-Palmolive). Between 1981 and 1984, Mr. Chung served as Vice President - Finance for Riviana Foods, Inc.

JAMES B. ARDREY - EXECUTIVE VICE PRESIDENT AND DIRECTOR

Mr. Ardrey is a partner in Dartford. From January 1993 to February 1995, Mr. Ardrey was a consultant to Windmill, conducting its divestiture program. Over the period 1984 to 1992, Mr. Ardrey was an investment banker with Paine Webber Incorporated, serving as Managing Director from 1990 to 1992. Prior to joining Paine Webber, Mr. Ardrey was a consultant with Booz, Allen & Hamilton.

TIMOTHY B. ANDERSEN - CHIEF FINANCIAL OFFICER AND VICE PRESIDENT -
                      ADMINISTRATION

Prior to joining the Company in October 1995, Mr. Andersen was Vice President of the Pet Integration Team for Grand Met/Pillsbury. From 1994 to 1995, he served as Vice President - Finance of Alpo Pet Foods, Inc. Between 1992 and 1994 he was Director of Financial Planning and Analysis and Controller for Pillsbury Bakeries and Foodservice, Inc. From 1990 to 1991, Mr. Andersen served as Director of the Food Sector Audit - North America for Grand Met/Pillsbury and between 1988 and 1990 he was the Director of Freight Accounting for Burlington Northern Railroad Co.

THOMAS J. YOUNGERMAN - VICE PRESIDENT - SALES

Mr. Youngerman joined Pet in August 1987 as Division Manager, Frozen Foods. He subsequently held numerous positions until his promotion to National Vice President of Sales in 1993. Prior to joining Pet, Mr. Youngerman was Director of Special Marketing, Revlon International, New York, and he held several positions with Trinity Marketing Corporation, a food brokerage company specializing in sales to the military market.

C. RENEE SLOAN - VICE PRESIDENT - MARKETING

Ms. Sloan became Marketing Manager of the Van de Kamp's, Inc. Businesses in 1995. She joined Pet in 1991 as an Assistant Product Manager of the Businesses and held marketing positions of increasing responsibility. Her responsibilities have included advertising and consumer promotion, new product development and execution, strategic brand management and financial management. She joined Pet in 1990, working for the Branded Express Foods Group, marketing chilled, prepared foods. Previously, she worked for Warner-Lambert American Chicle Group as a Sales Representative, and for Kellogg Cereal Company for five years in sales and marketing support functions.

OLAFUR GUDMUNDSSON - VICE PRESIDENT - OPERATIONS

Mr. Gudmundsson joined Pet in July 1991. Prior to joining Pet, he was employed by Coldwater Seafood Corporation, the leading supplier of seafood to the food service industry from 1982 to 1991.

M. LAURIE CUMMINGS - VICE PRESIDENT AND SECRETARY

Ms. Cummings is a partner in Dartford. Ms. Cummings was Vice President, Controller and Treasurer of Windmill from 1989 to 1995. Between 1987 and 1990, Ms. Cummings was the Controller and Assistant Treasurer of Wyndham.

PETER LAMM - DIRECTOR

Mr. Lamm is President of Fenway Partners Management, Inc., the management company for Fenway, a New York based direct investment firm for institutional investors with a primary objective of acquiring controlling positions in leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was employed by Butler Capital Corporation ("BCC"), most recently as Senior Direct Investment Officer and a Managing Director. Until April 1994, Mr. Lamm was also a general partner of the five limited partnerships managed by BCC. Mr. Lamm is also a director of Central Tractor Farm & Country, Inc. as well as director of various private corporations.

ANDREA GEISSER - DIRECTOR

Mr. Geisser is a Managing Director of Fenway Partners Management, Inc. From February 1989 to June 1994, Mr. Geisser was employed by BCC as a Managing Director. Until June 1994, Mr. Geisser was also a general partner of the five limited partnerships that serve as the respective general partners of the five investment limited partnerships managed by BCC. Prior to joining BCC, Mr. Geisser was a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company, and prior to that started the U.S. operations of IFINT, a European investment company, where he was a Senior Vice President and Director. Mr. Geisser is a director of Fusion Systems Corporation, a trustee and member of the audit committee of Corporate Property Investors, a real estate investment trust, and a director of various private corporations.

NICHOLAS DENNIS - DIRECTOR

Mr. Dennis has served as Chief Executive Officer of Tiger Oats, Limited ("Tiger Oats") since 1994. From 1990 to 1994, Mr. Dennis served as Chief Executive Officer of ICS Limited, a South African processor and marketer of perishable foods. Prior to joining ICS Limited, Mr. Dennis was employed from 1982 to 1990 by Tiger Oats, where he held various positions of increasing responsibility, with the last position that of division chairman. Previously, he worked for Colgate-Palmolive, Germany. Mr. Dennis' past and present service as a director includes membership on the boards of the following companies: Tiger Oats, ICS Limited, C.G. Smith Limited, C.G. Smith Foods Limited, Adcock Ingram Limited, Langeberg Holdings Limited, and Sea Harvest Limited.

CLIVE A. APSEY - DIRECTOR

Mr. Apsey has served as Executive Chairman of Langeberg Foods, a division of Tiger Oats, since 1990. From 1979 to 1990, Mr. Apsey served as Managing Director of Jungle Oats Company, Cape Town, a subsidiary of Tiger Oats. Mr. Apsey's past and present service as a director includes membership on the boards of the following companies: Tiger Milling & Feeds Ltd., Tiger Foods Ltd., Tiger Oats, Langeberg Foods, Ltd., Langeberg Holdings Ltd., Beacon Sweets and Chocolates
(Pty) Ltd. and Durban Confectionery Works (Pty) Ltd.

CHARLES J. DELANEY - DIRECTOR

Mr. Delaney has been President of UBS Capital LLC ("UBS") since January 1993 and Managing Director in charge of the Leveraged Finance Group of the Corporate Banking Division of Union Bank of Switzerland since May 1989. Mr. Delaney is also a director of Specialty Foods Corporation, SDW Holding Corporation, RU Corporation and Peoples Telephone Company, Inc.

ROBERT V. DALE - DIRECTOR

Mr. Dale is the President and a Director of Windy Hill Pet Food Company, Inc. Mr. Dale was formerly President of Martha White Foods, a baking mix and flour division of Windmill. Prior to this, he was President of Beatrice Specialty Products Division, which bought Martha White in 1975. Mr. Dale's past and present service as a director includes membership on the Boards of Third National Bank of Nashville, Cracker Barrel Old Country Stores and Zatarain's Seasonings. He has served as President of the National Soft Wheat Millers Association and President of the American Corn Millers Federation.

ITEM 11:  EXECUTIVE COMPENSATION
- -------   ----------------------

The following Summary Compensation Table sets forth the compensation received by the Company's President and other executive officers whose aggregate annual salary and bonuses exceeded $100,000 during the period ended June 29, 1996 and as if fiscal 1996 was a full twelve month period.

                           Summary Compensation Table
                           --------------------------

                                                                        Other
Name and Principal                          Salary        Bonus      Compensation
Position as of June 29, 1996       Year  (Annualized)  (Annualized)  (Annualized)
- ---------------------------------  ----  ------------  ------------  -------------

Thomas O. Ellinwood                1996     $175,000      $112,500         $14,375
President and Director

Timothy B. Andersen                1996     $125,000      $ 52,500         $37,875
Chief Financial Officer and
Vice President - Administration

C. Renee Sloan                     1996     $125,000      $ 52,500         $ 8,875
Vice President - Marketing

Thomas J. Youngerman               1996     $125,000      $ 52,500         $ 8,875
Vice President - Sales

Olafur Gudmundsson                 1996     $125,000      $ 52,500         $49,350
Vice President - Operations

Other compensation for Messrs. Andersen and Gudmundsson includes $14,000 and $40,475, respectively, of relocation expenses. In addition, other compensation includes Company contributions on behalf of the officers to profit sharing and savings plans.

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

Members of the compensation committee of the Board of Directors of the Company are Messrs. Ian R. Wilson, Peter Lamm and Charles J. Delaney. Mr. Wilson serves as chairman of the compensation committee.

The Company is party to a Management Services Agreement, as described in Item 13, with Dartford, who is a member of Foods. Mr. Wilson is the managing partner of Dartford.

The Company entered into a Computer Services Agreement with Windy Hill Pet Food Company ("Windy Hill") pursuant to which Windy Hill provides computer support services to Van de Kamp's, Inc. for an annual fee of $216,000. Dartford (of which Mr. Wilson is the managing partner) and its partners own 24% of Windy Hill. Mr. Wilson is the Chairman of the Board of Directors of the Company and of Windy Hill.

As of September 20, 1996, Van de Kamp's, Inc. has paid to certain members of Foods, who are also represented on the Board of Directors and beneficial owners, fees for services rendered in connection with the acquisitions and related financing of the Company's acquisitions. These fees, as discussed in Item 13, included $1,950,000 paid to Dartford, of which Mr. Wilson is the managing partner; $1,474,000 paid to Fenway, of which Mr. Lamm is the president of the general partner of Fenway; $294,000 paid to UBS, whose president is Mr. Delaney.

Employment Agreements
- ---------------------

The Company entered into an employment agreement with Thomas O. Ellinwood to serve as President of the Company on September 19, 1995, which was subsequently amended as of July 1, 1996. The agreement provides for a three year term; however, commencing on the first anniversary date after September 19, 1995 and each anniversary thereafter, the term will automatically be extended (the "Automatic Extension") for one additional year so that the term ends three years after the latest anniversary after September 19, 1995, unless notice by either the Company or Mr. Ellinwood to terminate is given 30 days prior to the Automatic Extension. Under his employment agreement, as amended, Mr. Ellinwood will receive an annual base salary of $225,000 (subject to annual adjustment) during the term of the agreement and will be eligible to receive a bonus of up to 70% of his base salary based upon certain earnings criteria. If the Company terminates Mr. Ellinwood's employment for any reason other than (i) for acts of dishonesty detrimental to the best interests of the Company, (ii) for a conviction of a felony, (iii) for willful malfeasance or gross negligence in the performance of his duties, (iv) for repeated failure to follow instructions of the Board of Directors and the Company, or (v) for the occurrence of permanent disability or death prior to a Change of Control (as defined below), the Company is required to pay him the greater of (i) 200% of his base salary then in effect, or (ii) the base salary he would have been entitled to receive through the end of the current term of the employment agreement. If such termination occurs after a Change of Control, the Company is required to pay him 200% of his base salary then in effect. Under Mr. Ellinwood's employment agreement, the term "Change of Control" is defined as (i) the sale, exchange or other disposition of (A) more than 50% of the issued and outstanding shares of the Company, (B) more than 50% of the issued and outstanding shares of Holdings, or
(C) more than 50% of the units of limited liability company interests in Foods, in each case to or with a person or entity other than the Company, Holdings, Foods, or an affiliate of any of them, or (ii) the merger, consolidation, or other business combination of the Company, Holdings or Foods with or into another entity other than the Company, Holdings, or Foods or an affiliate of any of them. Mr. Ellinwood's employment agreement also provides that for one year following his termination of employment with the Company, Mr. Ellinwood may not compete with, or solicit employees, from the Company.

The Company also entered into employment agreements with Timothy B. Andersen, Thomas J. Youngerman, C. Renee Sloan, and Olafur Gudmundsson (collectively, the "Vice Presidents") effective September 19, 1995, with the exception of Mr. Andersen whose employment agreement was effective as of October 11, 1995. Each of the employment agreements, as amended as of July 1, 1996, with the Vice Presidents (the "Employment Agreements") has a three year term and contains among other things, a one year noncompetition covenant which prohibits such Vice Presidents from competing with, and soliciting employees from, the Company. Under the Employment Agreements, as amended, the base salary for each of the Vice Presidents is $140,000 (subject to annual adjustment) and each Vice President is eligible to receive a bonus of up to 60% of his base salary based upon certain earnings criteria. If the Company terminates any one of the Vice

Presidents' employment without cause, the Company will be required to pay to such Vice President the greater of (i) 100% of such Vice President's base salary then in effect, or (ii) the base salary such Vice President would have been entitled to receive through the end of the term of such Vice President's employment agreement.

Directors' Compensation
- -----------------------

Directors, all of whom are officers, employees or otherwise affiliates of the Company, have not, as of September 20, 1996, and are not expected in the future to receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

Long Term Incentive Compensation Plan
- -------------------------------------

VDK Foods LLC has initiated the preparation of an Incentive Compensation Plan (the "Plan") as a means by which Key Personnel (defined as employees and other specific designated persons) of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from the appreciation in the value of the Company. As of September 20, 1996, the Plan has not been finalized. However, the intent of the Plan and the corresponding summary principal terms that are discussed below are not expected to change materially. The effective date of the Plan will be as of September 19, 1995. The final Plan document is required to be approved by the Board of Member Managers of Foods and by at least 75% of the investors holding Class B and Class C limited liability company interests in VDK Foods LLC.

The Key Personnel will be issued various types of incentive compensation units (the "Units)" in the Plan as a means to participate in the valuation of the Company, as determined based on certain formulae in the Plan document. The Units are subject to forfeiture based on the failure to meet vesting requirements, specified earnings targets, and/or rates of return targets for certain investors in Foods. Pursuant to the Plan document, the Units will have special valuation and payment provisions upon a change of control or initial public offering of the Company's or Holdings' stock (the "IPO").

Upon a change of control or IPO, the Units will be valued and amounts will be paid to Unit holders according to various factors, such as the type of triggering event and the amount of proceeds paid to the Foods' investors. In general, there will be no payment on the Units until the Foods' investors have received a designated return on their investments. The payment to Unit holders may be cash and/or non-cash securities, depending on the triggering event and the type of distribution received by Foods' investors. In addition, the Plan will gross-up payments to the Unit holders in certain events relating to (i) any excise tax due under federal income tax rules, and (ii) any tax on the Units in excess of capital gains tax rates.

The total amount due under the Plan, if any, is subject to the rates of return and forfeiture factors discussed above. Based on the current valuation of the Company as calculated pursuant to the Plan, there is no basis to record an accrual for compensation expense at this time. To the extent any amounts are deemed accruable under the Plan in the future, such amounts will be a liability of Foods as the sponsor of the Plan. However, because the Plan is for the benefit of Key Personnel of the Company, any expense to be recognized under the Plan will be pushed down to the Company, and will be recorded by the Company as expense and as additional paid in capital from its parent over the applicable vesting periods.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------   --------------------------------------------------------------

All of the outstanding capital stock of the Company is held by Holdings and all of the outstanding capital stock of Holdings is held by Foods. The Class B and Class C common limited liability company interests ("Common LLC Securities") are the only classes of Foods' limited liability company interests that currently possess voting rights. As of September 20, 1996, there were 94,877 issued and outstanding shares of Foods' Common LLC Securities. The following table sets forth certain information regarding the beneficial ownership of the Common LLC Securities of Foods, as of September 20, 1996, by each person who beneficially owns more than 5% of Foods' Common LLC Securities, by directors and certain executive officers of the Company, individually, and by the directors and executive officers of the Company as a group.

                                                  Number of         Percentage
                                                  Common LLC        Common LLC
Name and Address of Beneficial Owner           Securities/(1)/   Securities/(1)/
- ------------------------------------           ----------------  ----------------

5% STOCKHOLDERS:

   Fenway Partners Capital Fund, L.P./(2)/         50,754.4           53.5%
   152 West 57th Street
   New York, New York 10019

   Tiger Oats Limited /(3)/                        18,218.7           19.2%
   85 Bute Lane
   Sandown, Sandton 2196
   Republic of South Africa

   UBS Capital LLC/(4)/                            18,218.7           19.2%
   299 Park Avenue
   New York, New York 10171

   Dartford Partnership, LLC/(5)/                   6,537.1            6.9%
   801 Montgomery Street, Suite 400
   San Francisco, California 94133


                                                    NUMBER OF   PERCENTAGE OF
                                                   COMMON LLC    COMMON LLC
OFFICERS AND DIRECTORS:                            SECURITIES    SECURITIES
                                                   -----------  -------------

Ian R. Wilson/(5)/                                   6,537.1        6.9%
Thomas O. Ellinwood                                    214.3        0.2%
Ray Chung/(5)/                                       6,537.1        6.9%
James B. Ardrey/(5)/                                 6,537.1        6.9%
Timothy B. Andersen                                     72.9        0.1%
Thomas J. Youngerman                                    72.9        0.1%
C. Renee Sloan                                          72.9        0.1%
Olafur Gudmundsson                                      72.9        0.1%
M. Laurie Cummings/(5)/                              6,537.1        6.9%
Peter Lamm/(2)/                                     50,754.4       53.5%
Andrea Geisser/(2)/                                 50,754.4       53.5%
Nicholas Dennis/(3)/                                18,218.7       19.2%
Clive A. Apsey/(3)/                                 18,218.7       19.2%
Charles J. Delaney/(4)/                             18,218.7       19.2%
All directors and executive                         94,238.8       99.3%
officers of the Company as a group (14 persons)

_________________________
/(1)/ As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or share power to dispose, or direct the disposition, of a security.

/(2)/ The general partner of Fenway is Fenway Partners, L.P., a Delaware limited partnership, whose general partner is Fenway Partners Management, Inc., a Delaware corporation. Messrs. Peter Lamm and Andrea Geisser are directors and officers of Fenway Partners Management Inc., and as such may be deemed to have the power to vote or dispose of the Foods' Common LLC Securities held by Fenway. Each of Messrs. Lamm and Geisser disclaims the existence of a group and disclaims beneficial ownership of Foods' Common LLC Securities held by Fenway.

/(3)/ As of August 31, 1996, Tiger Oats' shares are held by Gloriande (Luxembourg) SarL, a corporation organized under the laws of Luxembourg ("Gloriande"), which is the record owner of Foods' Common LLC Securities. Gloriande is an indirect wholly-owned subsidiary of Tiger Oats. Prior to August 31, 1996, Tiger Oats' shares were held by National Sun Industries, Inc., a North Dakota corporation ("National Sun") and an indirect wholly-owned subsidiary of Tiger Oats. The shares of capital stock of Tiger Oats are traded publicly on the Johannesburg Stock Exchange. Tiger Oats has been granted a right of first offer with respect to a sale of the Company. Mr. Nicholas Dennis is the Chief Executive Officer and Managing Director and Mr. Clive A. Apsey is a director of Tiger Oats and as such may be deemed to have the shared power to vote or dispose of the Foods' Common LLC Securities held by Tiger Oats. Each of Messrs. Apsey and Dennis disclaims the existence of a group and disclaims beneficial ownership of Foods' Common LLC securities held by Tiger Oats.

     (4) UBS is a wholly-owned indirect subsidiary of Union Bank of Switzerland. The shares of capital stock of Union Bank of Switzerland are publicly held. Mr. Charles J. Delaney, a director of Holdings and the Company, is the President of UBS and disclaims beneficial ownership of Foods' Common LLC Securities held by UBS.

     (5) Mr. Ian Wilson is the managing partner and Mr. James B. Ardrey, Mr. Ray Chung and Ms. M. Laurie Cummings are each partners of Dartford, and as such they may be deemed to have the power to vote or dispose of Foods' Common LLC Securities held by Dartford and as such, together with Messrs. Wilson, Ardrey, and Chung and Ms. Cummings may be deemed to have the power to vote and dispose of Foods' Common LLC Securities held by Dartford. Each of Messrs. Wilson, Ardrey, and Chung and Ms. Cummings disclaims the existence of a group and disclaims beneficial ownership of Foods' Common LLC Securities held by Dartford.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

During 1996, Van de Kamp's, Inc. has maintained business relationships and engaged in certain transactions as described below.

The Company entered into a Management Services Agreement with Dartford pursuant to which Dartford provides consulting services and management oversight on financial and operational matters. The annual management fee prior to the acquisition of Mrs. Paul's was $700,000. Subsequent to the Mrs. Paul's acquisition, the annual management fee was increased to $1,200,000. Following the acquisition of the Quaker Frozen Food Business on July 9, 1996, the annual management fee paid to Dartford is $1.8 million. The terms of the Management Services Agreement were negotiated on an arms-length basis between Dartford and the other equity investors. Dartford partners include Mr. Ian R. Wilson, Mr. Ray Chung, Mr. James B. Ardrey and Ms. M. Laurie Cummings, who are directors and/or executive officers of the Company.

The Company entered into a Computer Services Agreement with Windy Hill Pet Food Company ("Windy Hill") pursuant to which Windy Hill provides computer support services to Van de Kamp's, Inc. for an annual fee of $216,000. Dartford and its partners own 24% of Windy Hill. Mr. Ian Wilson is the Chairman of the Board of Directors of the Company and of Windy Hill. Mr. Robert Dale, who is a director of the Company, is the President and a director of Windy Hill. The Computer Services Agreement was entered into with Windy Hill after considering proposals from non-affiliated companies. The terms agreed to with Windy Hill are more favorable to the Company than those offered by the non-affiliated companies.

As of September 20, 1996, Van de Kamp's, Inc. has paid to certain members of VDK Foods LLC, who are also represented on the board of directors and beneficial owners, fees for services rendered in connection with the acquisitions and related financing of the Company's acquisitions. The aggregate amount paid was
 $4,012,000 and was funded by the proceeds of the financings. Of this $4,012,000, $1,950,000 was paid to Dartford (whose partners include executive officers and directors as described in Item 10); $1,474,000 was paid to Fenway, whose general partner's directors and officers are Mr. Peter Lamm and Mr. Andrea Geisser (both directors of the Company); $294,000 was paid to National Sun, an indirect wholly-owned subsidiary of Tiger Oats which has as its Chief Executive Officer and Managing Director Mr. Nicholas Dennis, and which has as a director Mr. Clive A. Apsey (both directors of the Company); and $294,000 was paid to UBS, whose president is Mr. Charles J. Delaney (a director of the Company). The fee amounts were negotiated among the equity investors.

On September 19, 1995, Mr. Thomas O. Ellinwood, the President of the Company, and Mr. Thomas J. Youngerman, Mr. Olafur Gudmundsson, and Ms. C. Renee Sloan, Vice Presidents of the Company, executed promissory notes in favor of the Company in exchange for monies borrowed to assist in the capitalization of their limited liability company interests held in Foods. The promissory notes mature September 30, 1998 with required annual payments. Interest is due and payable quarterly at the rate of 8.5% per annum. The aggregate balance outstanding as of June 29, 1996, on the promissory notes is $305,000. Mr. Ellinwood's promissory note has a face value of $125,000. Messrs. Youngerman and Gudmundsson and Ms. Sloan each have promissory notes with face values of $60,000.

PART IV
- -------


     ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     ------------------------------------------------------------------------

(a)  1. a. Financial Statements of the Company

        Report of Price Waterhouse LLP                     32
        Balance Sheet                                      33
        Statement of Operations                            34
        Statement of Changes in Stockholder's Equity       35
        Statement of Cash Flows                            36
        Notes to Financial Statements                      37 through 51

        b. Financial Statements of Predecessor

     Van de Kamp's and Frozen Dessert Product Lines of Pet
     Incorporated:
        Report of Price Waterhouse LLP                     52
        Combined Statements of Income                      53
        Notes to Combined Statements of Income             54 through 56


     2. Financial Statement Schedule.
        Schedule IX - Valuation Reserves                   57

     3. Exhibits

Exhibit
Number         Exhibit
- -------        -------

2.1 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and Pet Incorporated (incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "S-4").

2.2 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the Pillsbury Company and Pet Incorporated (incorporated by reference to Exhibit 2.2 to the S-4).

2.3 Asset Purchase and Sales Agreement, dated as of January 17, 1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell") (the text of which and Exhibits to which are incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedules of which is incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated May 6, 1996).

2.4 Asset Purchase Agreement, dated as of January 17, 1996, between Van de Kamp's, Inc. and Shellfish (incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996).

2.5 Asset Purchase and Sales Agreement, dated as of May 15, 1996 between Van de Kamp's, Inc. and the Quaker Oats Company ("Quaker") (incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.6 Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and Quaker (incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 8-K dated July 9. 1996).

3.1 Certificate of Incorporation of Van de Kamp's, Inc., with amendments thereto (incorporated by reference to Exhibit 3.1 to the S-4).

3.2 Amended and Restated By-Laws of Van de Kamp's, Inc. (incorporated by reference to Exhibit 3.2 to the S-4).

4.1 Indenture, dated as of September 15, 1995, between Van de Kamp's, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 to the S-4).

4.2 Global Note, dated September 19, 1995, issued by Van de Kamp's, Inc. to the Depository Trust Company and registered in the name of Cede & Co. in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.2 to the S-4).

4.3 Exchange and Registration Rights Agreement, dated September 19, 1995 between Van de Kamp's, Inc. and Chemical Securities Inc. (incorporated by reference to Exhibit 4.3 to the S-4).

10.1 Guarantee and Collateral Agreement, dated September 19, 1995, among VDK Holdings, Inc., Van de Kamp's, Inc., the subsidiary grantors named therein and Chemical Bank as agent (incorporated by reference to Exhibit 10-19 to the S-4).

10.2 Security Agreement, dated as of September 19, 1995, made by Van de Kamp's, Inc., in favor of Chemical Bank (incorporated by reference to Exhibit 10.20 to the S-4).

10.3 Employment Agreement, dated as of September 19, 1995, by and between Thomas O. Ellinwood and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.21 to the S-4).

10.4 Amendment No. 1 to Ellinwood Employment Agreement, dated as of July 1, 1996, between Thomas O. Ellinwood and Van de Kamp's, Inc.

10.5 Employment Agreement, dated as of September 19, 1995, by and between Olafur Gudmundsson and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.22 to the S-4).

10.6 Amendment No. 1 to Gudmundsson Employment Agreement, dated as of July 1, 1996 between Olafur Gudmundsson and Van de Kamp's, Inc.

10.7 Employment Agreement, dated as of September 19, 1995 by and between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.23 to the S- 4).

10.8 Amendment No. 1 to Sloan Employment Agreement, dated as of July 1, 1996, between C. Renee Sloan and Van de Kamp's, Inc.

10.9 Employment Agreement, dated as of September 19, 1995 by and between Thomas J. Youngerman and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.24 to the S-4).

10.10 Amendment No. 1 to Youngerman Employment Agreement, dated July 1, 1996, between Thomas J. Youngerman and Van de Kamp's, Inc.

10.11 Employment Agreement, dated as of October 11, 1995, between Van de Kamp's, Inc. and Timothy B. Andersen (incorporated by reference to Exhibit 10.1 to Van de Kamp's, Inc.'s Form 10-Q for quarter ended March 30, 1996).

10.12 Amendment No. 1 to Andersen Employment Agreement, dated as of July 1, 1996, between Timothy B. Andersen and Van de Kamp's, Inc.

10.13 Computer Services Agreement, dated as of September 5, 1995, between Windy Hill Pet Food Company LLC and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.26 to the S-4).

10.14 License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation (incorporated by reference to Exhibit 10.27 to the S-4).

10.15 License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de Kamp's Dutch Bakeries (incorporated by reference to Exhibit 10.28 to the S-4).

10.16 Agreement, dated March 31, 1994, between Van de Kamp's, Seafood and Ore-Ida Foods, Inc. (incorporated by reference to Exhibit 10.29 to the S-4).

10.17 Purchase Agreement, dated September 14, 1995, between Van de Kamp's, Inc. and Chemical Securities Inc. (incorporated by reference to
          Exhibit 10.30 to the S-4).

10.18     Co-Pack Agreement, dated May 6, 1996 between Campbell and Shellfish.

10.19 Buyer's Non-Recourse Promissory Note, dated May 6, 1996 issued by Shellfish in favor of Campbell.

10.20 First Amendment to Guarantee and Collateral Agreement, dated May 6, 1996 between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of Chemical Bank, as agent for the several banks and other financial institutions from time to time parties to the Amended and Restated Credit and Guarantee Agreement.

10.21 Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996 among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent.

10.22 First Amendment, dated as of August 28, 1996, to the Second Amended and Restated Credit and Guarantee Agreement among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and the Chase Manhattan Bank, NA, as Agent.

10.23 Second Amendment to Guarantee and Collateral Agreement, dated July 9, 1996, between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of The Chase Manhattan Bank, NA., as agent for the several banks and other financial institutions.

10.24 Trademark License Agreement, dated July 9, 1996 between Quaker, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9. 1996).

10.25 Patent License Agreement, dated July 9, 1996, between Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit K to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.26 Shared Technology License Agreement, dated July 9, 1996, Between Quaker and Van de Kamp's, (incorporated by reference to Exhibit M to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.27 McDonald's Co-Pack Agreement, dated July 9, 1996, by Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit L to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.28 Senior Convertible Loan Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent.

10.29 Cash Collateral Agreement, dated July 9, 1996, between VDK Holdings, Inc. and The Chase Manhattan Bank, NA., as agent.

12.1      Statements Re: Computation of Ratios.

27.1      Financial Data Schedule.

99.1      Form of Letter of Transmittal (incorporated by reference to Exhibit
          99.1 to the Second Amendment, filed on November 14, 1995, to the S-4).

99.2 Form of Notice of Guarantee delivery (incorporated by reference to Exhibit 99.2 to the Second Amendment, filed on November 14, 1995, to the S-4).

99.3 Form of Exchange Agency Agreement to be entered into by Van de Kamp's, Inc. and Harris Trust and Savings Bank (incorporated by reference to
          Exhibit 99.3 to the First Amendment, filed on November 8, 1995, to the S-4).

(b) A report on Form 8-K was filed on May 6, 1996; Items 2 and 7 were reported. No financial statements were filed with this filing.

     A report on Form 8-KA was filed May 6, 1996; Items 2 and 7 were reported. Unaudited pro forma Statements of Income for the year ended June 30, 1995 and for the nine months ended March 30, 1996 were included with this filing. A pro forma Balance Sheet as of March 30, 1996 was also included with this filing.

     A report on Form 8-K was filed on July 9, 1996; Items 2 and 7 were reported. No financial statements were filed with this filing.

     A report on Form 8-KA was filed on July 9, 1996; Items 2 and 7 were reported. Audited Statements of Certain Assets and Liabilities as of June 30, 1996, 1995 and 1994, and the related Statements of Revenues and Expenses for the twelve months ended June 30, 1996, 1995 and 1994, Statements in Changes in Equity for the twelve months ended June 30, 1996, 1995 and 1994, and Statements of Cash Flows for the twelve months ended June 30, 1996, 1995 and 1994 were included with this July 9, 1996 filing. Unaudited pro forma Statements of Operations for the year ended June 30, 1996 were also included with this filing. A pro forma balance sheet as of June 30, 1996 was also included with this filing.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAN DE KAMP'S, INC.


By: /s/ Thomas O. Ellinwood
    -------------------------------
    Thomas O. Ellinwood - President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1996.


/s/ Thomas O. Ellinwood                President and Director
- ------------------------------         (Principal Executive Officer)
Thomas O. Ellinwood


/s/ Timothy B. Andersen                Chief Financial Officer and
- ------------------------------         Vice President - Administration
Timothy B. Andersen                    (Principal Financial Officer and
                                       Principal Accounting Officer)

/s/ Ian R. Wilson                      Chairman of the Board of Directors
- ------------------------------
Ian R. Wilson


/s/ James B. Ardrey                    Director
- ------------------------------
James B. Ardrey


/s/ Peter Lamm                         Director
- ------------------------------
Peter Lamm


/s/ Andrea Geisser                     Director
- ------------------------------
Andrea Geisser


- ------------------------------         Director
Nicholas Dennis


/s/ Clive A. Apsey
- ------------------------------         Director
Clive A. Apsey


- ------------------------------         Director
Charles J. Delaney


/s/ Robert V. Dale                     Director
- ------------------------------
Robert V. Dale

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
of Van de Kamp's, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a)1.a. and Item 14(a)2. on page 25, present fairly, in all material respects, the financial position of Van de Kamp's, Inc. (the Company) at June 29, 1996, and September 19, 1995 (commencement of operations), and the results of its operations and its cash flows for the period September 19, 1995 through June 29, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse, LLP
San Francisco, California
September 25, 1996

                              VAN DE KAMP'S, INC.
                                 BALANCE SHEETS
                            (dollars in thousands)

                                                               Commencement
                                                               of Operations
                                                    June 29,   September 19,
                                                      1996         1995
                                                    --------   -------------
ASSETS

Current assets:
     Cash and cash equivalents                       $  4,040    $    355
     Accounts receivable (Net of $190 allowance)       16,250           -
     Accounts receivable - other (Note 4)                 506           -
     Inventories (Note 5)                              30,202      19,518
     Prepaid expenses                                     724         585
     Current deferred tax asset (Note 11)               3,373           -
                                                     --------    --------
          Total current assets                         55,095      20,458

Property, plant and equipment, net (Note 6)            35,943      30,350
Goodwill and other intangible assets (Note 7)         203,736     144,367
Other assets                                           10,725       8,561
                                                     --------    --------
          Total assets                               $305,499    $203,736
                                                     ========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long term debt (Note 9)      $  5,000    $  1,250
     Senior secured revolving debt facility                 -       2,000
     Accounts payable                                  14,144         318
     Accrued liabilities (Note 8)                      15,789       2,498
     Current deferred tax liability (Note 11)             143           -
                                                     --------    --------
          Total current liabilities                    35,076       6,066
Deferred tax liability (Note 11)                        2,997           -
Senior secured term debt (Note 9)                      83,750      28,750
Senior subordinated notes (Note 9)                    100,000     100,000
                                                     --------    --------
          Total liabilities                           221,823     134,816
                                                     --------    --------

Stockholder's equity:
     Common stock, no par value
     Paid in capital                                   84,115      68,920
     Accumulated deficit                                 (439)          -
                                                     --------    --------
          Total stockholder's equity                   83,676      68,920
                                                     --------    --------
          Total liabilities and stockholder's equity $305,499    $203,736
                                                     ========    ========



                 See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                            STATEMENT OF OPERATIONS
                             (dollars in thousands)



                                                  Operating Period
                                                    September 19,
                                                     1995 through
                                                    June 29, 1996
                                                   ---------------
Net sales                                              $143,296
Cost of goods sold                                       60,367
                                                        -------
     Gross profit                                        82,929
Selling, distribution and marketing expenses:
     Selling and distribution                            15,901
     Trade promotions                                    32,517
     Consumer marketing                                  11,336
                                                        -------
Total selling, distribution and marketing expenses       59,754

Amortization of goodwill and other intangibles            4,223
General and administrative expenses                       5,267
Transition related costs (Note 10)                        1,337
                                                        -------
Total operating expenses                                 70,581
                                                        -------

     Operating income                                    12,348

Interest income                                            (135)
Interest expense                                         12,469
Amortization of deferred financing expense                  607
Other bank and financing expenses                            79
                                                        -------
     Loss before income taxes                              (672)

Income tax benefit                                         (233)
                                                        -------
     Net loss                                          $   (439)
                                                        =======


                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
           Operating Period September 19, 1995 through June 29, 1996
                             (dollars in thousands)


                                          Common  Additional
                                          Stock    Paid-in  Accumulated
                                          Shares   Capital    Deficit     Total
                                          ------  --------- ----------- -------
Balance at September 19, 1995               200    $68,920     $   -    $68,920
Capital contribution (Note 16)                -     15,000         -     15,000
Notes receivable from officers (Note 14)      -        195         -        195
Net loss                                      -          -      (439)      (439)
                                          ------  ---------  ---------- -------
Balance at June 29, 1996                    200    $84,115     $(439)   $83,676
                                          ======  =========  ========== =======



                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                            STATEMENT OF CASH FLOWS
           Operating Period September 19, 1995 through June 29, 1996
                             (dollars in thousands)

Cash flows from operating activities:
     Net loss                                                                         $    (439)
     Adjustments to reconcile net loss to cash provided (used) in operating activities:
         Depreciation and amortization                                                    7,454
         Deferred income taxes                                                             (233)
         Change in assets and liabilities, net of effects of businesses acquired:
             (Increase) in accounts receivable                                          (16,756)
             (Increase) in inventories                                                   (4,980)
             (Increase) in prepaid expenses                                                (139)
             Increase in accounts payable                                                14,144
             Increase in accrued expenses                                                13,366
             (Increase) in other assets                                                    (316)
                                                                                      ---------
Net cash provided by operating activities                                                12,101
                                                                                      ---------
Cash flows from investing activities:
     Additions to property, plant and equipment                                          (2,204)
     Payment for acquisition of businesses (Note 2)                                    (268,035)
                                                                                      ---------
Net cash used in investing activities                                                  (270,239)
                                                                                      ---------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                                97,150
     Proceeds from senior subordinated notes                                            100,000
     Payment of borrowings                                                               (8,400)
     Capital contributions from Holdings (Note 16)                                       84,115
     Debt issuance costs                                                                (10,687)
                                                                                      ---------
Net cash provided by financing activities                                               262,178
                                                                                      ---------

Increase in cash and cash equivalents                                                     4,040

Cash and cash equivalents, beginning of period                                                -
                                                                                      ---------

Cash and cash equivalents, end of period                                              $   4,040
                                                                                      =========

        Supplemental Cash Flow Disclosure

        Cash paid during period ended June 29, 1996:

                Interest                    $7,738,000
                                            ==========

                See accompanying notes to financial statements.

NOTE 1 - THE COMPANY

ORGANIZATION

Van de Kamp's, Inc. (the "Company"), a Delaware corporation, is a privately held frozen food company. The Company commenced operations on September 19, 1995, when it acquired the frozen seafood and frozen dessert businesses of The Pillsbury Company and Pet Incorporated. The Company is a wholly owned subsidiary of VDK Holdings, Inc. ("Holdings"), also a Delaware corporation. Holdings is wholly owned by VDK Foods LLC ("Foods") a Delaware limited liability company. The Company was initially capitalized with a capital infusion from Holdings, which was contributed by Foods (Note 16), and senior secured debt and senior subordinated notes (Note 9).

OPERATIONS

The Company produces and markets frozen seafood and frozen dessert products which are sold across the United States. The products are manufactured out of two manufacturing facilities in Erie and Chambersburg, Pennsylvania. The principal trademarks under which the products are sold are Van de Kamp's(R), Pet-Ritz(R), Oronoque Orchards(R) and Mrs. Paul's(R).


NOTE 2 - BUSINESS ACQUISITIONS

VAN DE KAMP'S AND FROZEN DESSERT PRODUCT LINES

On September 19, 1995 (commencement of operations), Van de Kamp's, Inc. acquired the assets of the frozen seafood business (which operated as Van de Kamp's) and the frozen dessert product lines (together the "Businesses") from The Pillsbury Company and Pet Incorporated (collectively, the "Sellers"). The Company manufactures frozen seafood products out of its Erie, Pennsylvania production facility and its frozen dessert product line is produced out of its Chambersburg, Pennsylvania manufacturing facility.

The Company acquired the inventories, property, plant and equipment and intangible assets of the Businesses for a purchase price of $190 million. The Company paid The Pillsbury Company $2 million, a contractually agreed upon amount, to retain all of the current liabilities of the Businesses. The acquisition was accounted for by the purchase method of accounting. The purchase agreement contains customary representations, warranties and covenants by each of the Sellers and the Company.

The acquisition was financed by (i) an equity capital contribution from Holdings of approximately $70 million, (ii) the proceeds from the issuance of $100 million of senior subordinated notes (Note 9), and (iii) the borrowing by the Company of $30 million and $2 million of senior secured tranche A debt and senior secured revolving debt, respectively, under the senior secured bank facilities (Note 9).

The cost to acquire the Businesses has been allocated to tangible and intangible assets acquired as follows (in thousands):

                Cash paid to acquire Businesses                     $190,000
                Cash paid for disposition of current liabilities       2,000
                Other acquisition costs                                2,235
                                                                    --------
                                                                     194,235
                Costs assigned to tangible assets                    (49,868)
                                                                    --------
                Cost attributable to intangible assets              $144,367
                                                                    ========

MRS. PAUL'S

On May 6, 1996, Van de Kamp's, Inc. acquired substantially all the assets of the Mrs. Paul's frozen food business from Campbell Soup Company ("CSC"). Mrs. Paul's frozen food business includes frozen seafood and frozen vegetable products which are manufactured at both of the Company's production facilities.

The Company acquired the inventories, certain manufacturing equipment and intangible assets from CSC. The manufacturing equipment was removed from a CSC facility with certain production lines installed in each of the Company's Erie and Chambersburg production plants. The purchase price was $73.2 million which included a contractually agreed upon payment related to inventories. The acquisition was accounted for by using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material. The purchase agreement contains customary representations, warranties and covenants by each of CSC and the Company.

The acquisition was financed by (i) an equity capital contribution from Holdings of $15 million, and (ii) the borrowing by the Company of $20 million and $40 million of senior secured tranche A debt and senior secured tranche B debt, respectively, under the senior secured bank facilities (Note 9).

The cost to acquire Mrs. Paul's has been allocated to tangible and intangible assets acquired, as follows (in thousands):


                Cash paid to acquire assets                         $ 73,203
                Other acquisition costs                                2,001
                                                                    --------
                                                                      75,204
                Costs assigned to tangible assets                    (11,716)
                                                                    --------

                Cost attributable to intangible assets              $ 63,488
                                                                    ========

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma combined financial information reflects the historical net sales and income before income taxes of the Company as if both acquisitions had occurred on July 1, 1995 (in thousands):

                                                                   Year ended
                                                                 June 30, 1996
                                                                 -------------
                Net sales                                           $235,513
                                                                    ========

                Income before income taxes                          $  3,943
                                                                    ========

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from these estimates and assumptions. The Company uses the accrual basis of accounting in the preparation of its financial statements.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday of June. Accordingly, the results of operations reflect activity for the period September 19, 1995 (commencement of operations) through June 29, 1996. The Company has presented balance sheets as of June 29, 1996 and September 19, 1995. The balance sheet as of September 19, 1995 reflects the acquisition of the Businessess as of that date but is prior to commencement of operations. The Company's cash flows reflect activity for the period September 19, 1995 to June 29, 1996.

CASH

The Company considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of raw materials, packaging, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from five to thirty years. Costs which improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred.

INTANGIBLE ASSETS

Intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill is being amortized over forty years using the straight-line method. Other intangible assets are being amortized using the straight-line method over periods ranging from five to forty years. Amortization of goodwill and other intangible assets charged against income during the year ended June 29, 1996 was $4,152,000.

IMPAIRMENT OF LONG-LIVED ASSETS

Upon commencement of operations, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. FAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes that there has been no impairment at June 29, 1996.

OTHER ASSETS

Other assets consist of deferred loan acquisition costs, systems development costs, and other miscellaneous assets. Deferred loan acquisition costs of the senior subordinated notes are being amortized using the interest method over the term of the respective notes. Deferred loan acquisition costs of the senior secured debt are being amortized using the straight-line method over the terms of the related debt tranches. Aggregate amortization of deferred loan acquisition costs charged against income in the period ended June 29, 1996 was $607,000.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at June 29, 1996, based on terms currently available to the Company in financial markets. The Company's senior subordinated notes have an interest rate of 12% and the fair value is assumed to be equivalent to the settlement value.

CONCENTRATION OF CREDIT RISK

The Company sells its products to supermarkets and other retailers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at June 29, 1996.

INCOME TAXES

The Company records income taxes in accordance with the provisions of FAS 109 "Accounting for Income Taxes". This method of accounting for income taxes uses an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.


NOTE 4 - ACCOUNTS RECEIVABLE - OTHER

Accounts Receivable - Other consist of the following (in thousands):

                                       June 29, 1996     September 19, 1995
                                       -------------     ------------------
       The Pillsbury Company               $320                   -
       Miscellaneous                        186                   -
                                           ----                ----

                                           $506                   -
                                           ====                ====

The balance due from The Pillsbury Company is comprised of accounts receivable collected by them on behalf of the Company.

NOTE 5 - INVENTORIES

Inventories consist of the following (in thousands):



                                            June 29, 1996     September 19, 1995
                                            -------------     ------------------


     Raw materials                             $ 6,856              $ 4,648
     Packaging supplies                          2,022                1,358
     Finished goods                             21,324               13,512
                                               -------              -------
                                               $30,202              $19,518
                                               =======              =======

At June 29, 1996, the Company had commitments to purchase raw materials aggregating approximately $3,190,000.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):


                                            June 29, 1996     September 19, 1995
                                            -------------     ------------------

     Land                                      $   700              $   700
     Machinery and equipment                    31,105               25,015
     Buildings and improvements                  5,155                4,635
     Construction-in-progress                    1,607                    -
                                               -------              -------
                                                38,567               30,350
     Less accumulated depreciation              (2,624)                   -
                                               -------              -------
                                               $35,943              $30,350
                                               =======              =======

At June 29, 1996, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $500,000.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                         June 29, 1996   September 19, 1995
                                         --------------  ------------------

    Goodwill                                  $103,553             $ 72,172
    Trademarks                                  84,200               56,700
    Other intangibles                           20,135               15,495
                                              --------             --------
                                               207,888              144,367
    Less accumulated amortization               (4,152)                   -
                                              --------             --------
                                              $203,736             $144,367
                                              ========             ========

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):



                                         June 29, 1996      September 19, 1995
                                         -------------      ------------------
    Closing costs                                  -              $2,298
    Interest                                 $ 4,732                   -
    Promotional accruals                       4,781                   -
    Other                                      6,276                 200
                                             -------              ------
    Total                                    $15,789              $2,498
                                             =======              ======


NOTE 9 - LONG TERM DEBT

Long term debt at June 29, 1996 is comprised of the following (in thousands):


SENIOR SECURED DEBT
    Senior secured tranche A debt - interest rate of 8.0% at
    June 29, 1996; principal due in semi-annual installments
    through September 19, 2001; floating interest rate at the
    prime rate plus 1.5%, or alternatively, the one, three or
    six month Euro dollar rate plus 2.5% payable quarterly or
    at the termination of the Euro dollar contract interest period     $ 48,750

    Senior secured tranche B debt - interest rate of 8.5% at
    June 29, 1996; principal due in semi-annual installments
    through April 30, 2003; floating interest at the prime
    rate plus 2.0% or, alternatively, the one, three or six
    month Euro dollar rate plus 3.0% payable quarterly dollar
    or at the termination of the Euro contract interest period           40,000


SENIOR SUBORDINATED NOTES

    Senior subordinated notes issued September 15, 1995 at par value of $100,000,000; coupon interest rate of 12% with interest payable
    each March 15 and September 15; matures on September 15, 2005       100,000

Less:  current portion                                                   (5,000)
                                                                       --------

Long term debt                                                         $183,750
                                                                       ========

     Annual principal payments for the next five years and thereafter are as follows (in thousands):

                            1997             $  5,000
                            1998                7,000
                            1999                9,000
                            2000               11,250
                            2001               12,750
                            Thereafter        143,750
                                             --------
                                             $188,750
                                             ========

     SENIOR SECURED DEBT

     On September 19, 1995, the Company and Holdings entered into the VDK Holdings, Inc. Credit and Guarantee Agreement (the "Agreement") with several banks for $30,000,000 of senior secured term and revolving debt. The proceeds from the debt were used to acquire the Businesses, pay fees and expenses and fund working capital. The debt is guaranteed by Holdings and the Company and its subsidiaries. The Agreement contains optional prepayment provisions with no premium. Substantially all assets of the Company are pledged as collateral for the debt.

     In conjunction with the Mrs. Paul's acquisition, the Company amended the Agreement, dated as of May 6, 1996, to provide for additional borrowings of $48,750,000 under senior secured tranche B debt and an increase of $18,750,000 to the original senior secured tranche A debt. Proceeds from the additional borrowings were used to acquire the Mrs. Paul's business, pay fees and expenses and to provide the working capital requirements related to the Mrs. Paul's acquisition.

     The Agreement includes $25,000,000 of available borrowing under a revolving debt facility, subject to limitations based on letters of credit. At June 29, 1996, the Company had no outstanding balance under the revolver; however, unused borrowing availability was $24,625,000 after adjustment for previously issued letters of credit. The Agreement requires a commitment fee of 0.5% per annum payable quarterly on the unused portions of the revolving debt facility.

     The Agreement includes restrictive covenants which limit additional borrowing, cash dividends, and capital expenditures while also requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at June 29, 1996.

     SENIOR SUBORDINATED NOTES

     On September 19, 1995, the Company issued $100,000,000 of senior subordinated notes (the "Notes") registered under the Securities Act of 1933. The proceeds were used to fund the acquisition of the Businesses. The Notes may be redeemed at any time prior to September 15, 2000. The prepayment redemption price would be equal to 100% of the principal plus a premium equal to the greater of (i) 1% of the principal amount and (ii) the excess of (a) present value at time of redemption plus required interest payments due on the Notes through September 15, 2000 over (b) principal amount of Notes. The indenture includes restrictive covenants which limit additional borrowing, cash dividends, the sale of assets, mergers and the sale of stock. The Company was in compliance with these covenants at June 29, 1996.


     NOTE 10 - TRANSITION RELATED COSTS

     Transition related costs consist of what management believes are one-time costs incurred to establish the Company's operations, including expenditures to regain distribution of products that had been discontinued during the transition of the Businesses and Mrs. Paul's from the Sellers and CSC to Van de Kamp's, Inc., relocation expenses, recruiting fees, sales training, computer systems training and other one-time transitional expenses. Transition related costs for the period ended June 29, 1996 were $1,337,000.

     NOTE 11 - INCOME TAXES

     The Company is included in the consolidated federal income tax return of Holdings. State income tax returns are filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular rules in each state. The Company's income tax provision is computed as if all income tax returns were filed on a stand alone basis.

The provision for income taxes is summarized as follows (in thousands):

                                                                       Period Ended
                                                                      June 29, 1996
                                                                      -------------
   Current tax expense:

             Federal                                                  $           -
             State                                                                -
                                                                      -------------
   Total current provision                                            $           -
                                                                      =============

   Deferred tax expense:

             Federal                                                  $        (196)
             State                                                              (37)
                                                                      -------------
   Total deferred provision                                           $        (233)
                                                                      =============

   Total provision for income taxes                                   $        (233)
                                                                      =============

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                      June 29, 1996
                                                                      -------------

   Deferred tax assets - current
   Loss carryforwards                                                 $       1,697
   Promotion reserves                                                         1,305
   Other                                                                        371
                                                                      -------------
    Total deferred tax assets - current                                       3,373
                                                                      -------------
   Deferred tax liabilities - current
   Inventory reserves                                                          (130)
   Deferred state taxes                                                         (13)
                                                                      -------------
    Total deferred tax liabilities - current                                   (143)

   Deferred tax liabilities - long term
   Goodwill                                                                  (1,961)
   Depreciation                                                              (1,036)
                                                                      -------------
    Total deferred tax liabilities - long term                               (2,997)
                                                                      -------------
     Total deferred tax liabilities                                          (3,140)
                                                                      -------------
      Net deferred tax assets                                         $         233
                                                                      =============

The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized.

At June 29, 1996, the Company has federal net operating loss carryforwards of approximately $4,242. These losses can be used to offset future taxable income through the year 2011. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences.

                                                         Period ended
                                                        June 29, 1996
                                                        -------------
    Provision for income taxes at U.S. statutory rate   $        (229)
    Increase (decrease) in tax resulting from:
     Nondeductible expenses                                        20
     Deferred state taxes, net of federal benefit                 (24)
                                                        -------------
                                                        $        (233)
                                                        =============

NOTE 12 - LEASES

The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable operating leases which expire on various dates through 2001.

Future annual minimum lease payments under these leases are summarized as follows (in thousands):

                                                      Minimum
                                                       Lease
Years ending June 30,                                 Payments
- --------------------                                  --------
        1997                                          $  328
        1998                                             302
        1999                                             323
        2000                                             323
        2001                                             323
        Thereafter                                         -
                                                      ------
                                                      $1,599
                                                      ======

Rent expense was $173,000 for the period ended June 29, 1996.


NOTE 13 - SAVINGS PLANS

The Company offers a retirement savings plan to its nonunion employees in the form of 401(k) and profit sharing plans. Under the 401(k) plan, employee contributions up to 3% of total compensation are matched by the Company, with vesting occurring ratably over a five year period. Profit sharing contributions of 2% of compensation are made on behalf of all nonunion employees on an annual basis. Profit sharing contributions also vest ratably over a five year period. The Company's contributions to the 401(k) and profit sharing plan for the period ended June 29, 1996 were $115,000 and $102,000, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has a Management Services Agreement with Dartford Partnership, LLC ("Dartford") to provide consulting services and management oversight on financial and operational matters. The Company paid fees totaling $631,000 to Dartford, a member of Foods, during the period ended June 29, 1996. The annual management fee prior to the acquisition of Mrs. Paul's was $700,000 and was $1,200,000 thereafter. The charge is included in general and administrative expenses in the Statement of Operations.

The Company paid certain members of Foods fees totaling $1,963,000 during the period ended June 29, 1996. The fees were paid for services provided in identifying, negotiating and consummating the Company's acquisitions. The fees were included in the costs of the acquisitions.

On September 19, 1995, Mr. Thomas O. Ellinwood, the President of the Company, and Mr. Thomas J. Youngerman, Mr. Olafur Gudmundsson and Ms. C. Renee Sloan, Vice Presidents of the Company, executed promissory notes in favor of the Company in exchange for monies borrowed to assist in the capitalization of their limited liability company interests held with VDK Foods LLC. The promissory notes mature September 30, 1998 with required annual payments. Interest is due and payable quarterly at the rate of 8.5% per annum. The aggregate balance outstanding on the promissory notes was $305,000 and $500,000 at June 29, 1996 and September 19, 1995, respectively. This amount has been recorded as a reduction to paid-in capital and is reflected as such on the Statement of Changes in Stockholder's Equity.

NOTE 15 - LONG TERM INCENTIVE COMPENSATION PLAN

VDK Foods LLC has initiated the preparation of an Incentive Compensation Plan (the "Plan") as a means by which Key Personnel (defined as employees and other specific designated persons) of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from the appreciation in the value of the Company. As of September 20, 1996, the Plan has not been finalized. However, the intent of the Plan and the corresponding summary principal terms that are discussed below are not expected to change materially. The effective date of the Plan will be as of September 19, 1995. The final Plan document is required to be approved by the Board of Member Managers of Foods and by at least 75% of the investors holding Class B and Class C limited liability company interests in VDK Foods LLC.

The Key Personnel will be issued various types of incentive compensation units (the "Units") in the Plan as a means to participate in the valuation of the Company, as determined based on certain formulae in the Plan document. The Units are subject to forfeiture based on the failure to meet vesting requirements, specified earnings targets, and/or rates of return targets for certain investors in Foods. Pursuant to the Plan document, the Units will have special valuation and payment provisions upon a change of control or initial public offering of the Company's or Holdings' stock (the "IPO").

Upon a change of control or IPO, the Units will be valued and amounts will be paid to Unit holders according to various factors, such as the type of triggering event and the amount of proceeds paid to the Foods' investors. In general, there will be no payment on the Units until the Foods' investors have received a designated return on their investments. The payment to Unit holders may be cash and/or non-cash securities, depending on the type of distribution received by Foods' investors. In addition, the Plan will gross-up payments to the Unit holders in certain events relating to: (i) any excise tax due under federal income tax rules, and (ii) any tax on the Units in excess of capital gains tax rates.

The total amount due under the Plan, if any, is subject to the rates of return and forfeiture factors discussed above. Based on the current valuation of the Company as calculated pursuant to the Plan, there is no basis to record an accrual for compensation expense at this time. To the extent any amounts are deemed accruable under the Plan in the future, such amounts will be a liability of Foods as the sponsor of the Plan. However, because the Plan is for the benefit of Key Personnel of the Company, any expense to be recognized under the Plan will be pushed down to the Company and will be recorded by the Company as expense and additional paid in capital from its parent over the applicable vesting periods.

NOTE 16 - STOCKHOLDER'S EQUITY

The authorized capital stock of the Company consists of 200 shares of common stock, no par value, all of which are issued and outstanding and held by VDK Holdings, Inc. All of the capital stock of Holdings is held by VDK Foods LLC.


NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.


NOTE 18 - SUBSEQUENT EVENTS

Acquisition
- -----------

On July 9, 1996, subsequent to the Company's fiscal year end, Van de Kamp's, Inc. acquired substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker"). The assets acquired were the Celeste(R) brand of frozen pizza and the Aunt Jemima(R) brand of frozen breakfast products (together, "Quaker Frozen Food Business"). The Company purchased the Celeste(R) trademark and was granted an exclusive, perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition was the Jackson, Tennessee manufacturing facility where the Company produces both product lines. The Company intends to continue to utilize this facility for the Quaker Frozen Food Business. The purchase price was $188 million which is subject to adjustments upon completion of an audit of inventory as of the closing of the acquisition. The acquisition will be accounted for by the purchase method of accounting. The acquisition was financed by (i) an equity capital contribution from Holdings of $40 million, (ii) the borrowing by the Company of $135 million under its senior secured bank facility, and (iii) a $20 million senior secured convertible loan secured by cash collateral posted by Holdings. In the event the Company has not disposed of certain assets by July 9, 1997, the cash collateral will be contributed as equity to the Company and the senior secured convertible loan will be repaid with the cash proceeds from the equity contribution.

The unaudited pro forma combined condensed balance sheet of the Company and the Quaker Frozen Food Business as of June, 29, 1996 after giving effect to certain pro forma adjustments is as follows (in thousands):


      ASSETS

      Current assets                    $ 64,314
      Property and equipment, net         81,412
      Goodwill and other intangibles     342,362
      Other assets                        16,049
                                        --------
                                        $504,137
                                        ========


      LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities               $ 61,814
      Long term liabilities              317,247
      Stockholder's equity               125,076
                                        --------
                                        $504,137
                                        ========

The following unaudited pro forma combined results of operations of the Company and the Quaker Frozen Food Business, together with the other acquisitions made by the Company, for the period ended June 29, 1996 gives pro forma effect to the acquisitions as though the acquisitions occurred as of July 1, 1995 (in thousands):

      Net sales                         $399,818
                                        ========

      Net income                        $  6,991
                                        ========

The foregoing unaudited pro forma results of operations reflect one year's amortization of the goodwill and other intangibles resulting from the acquisition of the assets of Quaker Frozen Food Business. The allocation of purchase price has not been finalized and therefore, goodwill may change; however, any changes are not expected to be material.

Interest Rate Collar Agreement
- ------------------------------

The Company entered into an interest rate collar agreement (the "Collar") on August 22, 1996, in order to reduce the impact of changes in interest rates on its floating rate term debt. The amount covered under the Collar is $70 million and the term is three years. The Collar consists of a floor rate and a cap rate. The current effective cap rate is set at 9.0%, provided that if on any reset date the floating rate is equal to or greater than 10.5%, the cap rate for that respective reset period will be 10.5%. The effective floor rate is set at 8.25%. The applicable rates are set quarterly with the first reset date on October 29, 1996. The cost of the Collar was $98,000 and will be recorded as an other asset and amortized over the life of the Collar.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder of
Pet Incorporated


In our opinion, the accompanying combined statements of income of Van de Kamp's frozen seafoods business and frozen dessert product lines (the Businesses), comprising businesses of Pet Incorporated (the Company), present fairly, in all material respects, results of operations of the Businesses for the period July 1, 1995 through September 18, 1995 and for the years ended June 30, 1995 and 1994 in conformity with generally accepted accounting principles. These statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether these statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of these statements. We believe that our audits of these statements provide a reasonable basis for the opinion expressed above.

As explained in Note 1, Van de Kamp's, Inc. acquired the assets of the Businesses from The Pillsbury Company and Pet Incorporated on September 19, 1995.

Price Waterhouse LLP
San Francisco, California
July 22, 1996

                       VAN DE KAMP'S AND FROZEN DESSERT
                       PRODUCT LINES OF PET INCORPORATED

                         COMBINED STATEMENTS OF INCOME
                                (in thousands)


                                                     July 1, 1995 through September 19, 1995     For the Years Ended June 30,
                                                     ---------------------------------------     ---------------------------
                                                                                                     1995          1994
                                                                                                 -------------  ------------
                                                                                                         (in thousands)
Net sales........................................                     $20,545                        $149,359      $153,314
Cost of goods sold...............................                      10,978                          66,111        67,881
                                                                       ------                        --------      --------
    Gross profit.................................                       9,567                          83,248        85,433
                                                                       ------                        --------      --------
Selling, distribution and marketing expenses:
 Selling and distribution........................                       1,616                          11,376        11,671
 Trade promotions................................                       3,699                          34,530        33,304
 Consumer marketing..............................                       1,919                           8,260         9,852
                                                                       ------                        --------      --------
   Total selling, distribution and marketing
    expenses.....................................                       7,234                          54,166        54,827
Amortization of goodwill.........................                         689                           3,305         3,305
General and administrative expenses..............                       1,370                           9,789         8,682
                                                                       ------                        --------      --------
   Total operating expenses......................                       9,293                          67,260        66,814
                                                                       ------                        --------      --------
   Income from operations before income taxes....                         274                          15,988        18,619
Provision for income taxes.......................                         396                           7,716         8,769
                                                                       ------                        --------      --------

   Net income (loss).............................                     $  (122)                       $  8,272      $  9,850
                                                                       ======                        ========      ========

                     See notes to the combined statements.

                       VAN DE KAMP'S AND FROZEN DESSERT
          PRODUCT LINES OF THE PILLSBURY COMPANY AND PET INCORPORATED

                  NOTES TO THE COMBINED STATEMENTS OF INCOME

1.  THE ENTITY

The Van de Kamp's frozen seafoods business (VDK) and certain frozen dessert product lines (Desserts, together with VDK referred to as the "Businesses"), were owned by Pet Incorporated (Pet) which had operated as a stand alone entity from April 1, 1991 through February 8, 1995, upon which date Pet was acquired as a wholly-owned subsidiary of The Pillsbury Company (Pillsbury), an indirect wholly-owned subsidiary of Grand Metropolitan PLC, a company incorporated in England. In accordance with the Asset Purchase Agreement dated as of July 7, 1995 (the Agreement), Pillsbury and Pet agreed to sell and transfer certain assets of the Businesses to Van de Kamp's, Inc. VDK produces and markets branded frozen seafood in the United States. The Desserts businesses represent frozen dessert lines consisting of Pet-Ritz brand cream pies and cobblers, Oronoque Orchards brand pie crusts and private label whipped toppings. Assets acquired by Van de Kamp's, Inc. on September 19, 1995 were limited to inventories, property, plant and equipment, and the intangible assets of the Businesses. No other assets were acquired and no liabilities of the Businesses were assumed.

The historical net sales of the Businesses represented approximately 10% of Pet's consolidated net sales in recent years. Of the Businesses' net sales for the period July 1, 1995 through September 18, 1995 and the years ended June 30, 1995 and 1994, approximately 67.7%, 75.6% and 74.6%, respectively, relate to VDK, with the remainder relating to Desserts.

2.  BASIS OF PRESENTATION

The combined statements of income of the Businesses were derived from the accounting records of Pillsbury and Pet and have been presented on a Pet historical cost basis. Purchase accounting adjustments reflecting the Pillsbury basis after February 8, 1995, in conjunction with the acquisition of Pet, were not pushed down to the asset balances of the Businesses and are not reflected in the related financial information presented herein.

The combined statements of income include revenue and expenses directly attributable to the manufacture and sale of the Businesses' products as well as the allocation of general and administrative expenses (see Note 3). However, Pillsbury and Pet maintained all debt and notes payable on a consolidated basis to fund and manage all product lines and businesses; debt and related interest expense were not allocated to individual product lines. Accordingly, no interest expense for these Businesses is included in the combined statements of income presented herein.

Full financial statements, including complete historical balance sheets and statements of cash flows, of the Businesses have not been presented. Neither Pillsbury nor Pet operated these product lines as separate divisions or business entities. Accordingly, it is not practicable to separate other components of assets, liabilities or cash flows related specifically to these product lines. The financial information in these statements is not necessarily indicative of results that would have occurred if the Businesses had been a separate stand alone entity during the periods presented or of future results of the Businesses.

3.  SUMMARY OF ACCOUNTING POLICIES

    - Revenue recognition -- Revenue from the sale of the Businesses' products is recognized upon shipment to the customer. Costs and related expenses to manufacture the Businesses' products are recorded as costs of goods sold when the related revenue is recognized.

    - Allocation of general and administrative expenses -- Prior to the acquisition by Pillsbury, Pet provided various general and administrative services to the Businesses including quality control, quality assurance, engineering, cost accounting, labor relations, product development, computer processing systems, treasury, legal, employee benefits, human resources, insurance and corporate facilities and management. These expenses were allocated to all of Pet's product lines, including the Businesses, based primarily on budgeted sales. Upon conversion to Pillsbury's systems as of May 1, 1995, similar costs for the months of May and June of 1995 and during the period ended September 18, 1995 were allocated from Pillsbury on a consistent basis.

          - Warehousing costs -- Warehousing costs, including internal and external costs, of $1,176, $4,248 and $4,612 for the period July 1, 1995 through September 18, 1995 and the years ended June 30, 1995 and 1994, respectively, are reflected in cost of goods sold.

          - Selling, distribution and marketing expenses -- Pet aggregates its selling, distribution and marketing expenses into three categories. Selling and distribution expenses include costs of the outside brokerage network and outbound freight. Trade promotions represent promotional incentives offered to retailers. Consumer marketing expense is comprised of costs for advertising and coupon placements and related processing.

          - Property, plant and equipment -- Property, plant and equipment are stated at cost and depreciation is computed using the straight line method at annual rates of 2% to 20%. Expenditures for improvements which substantially extend the useful life or increase the capacity of assets, including interest during the construction period, are capitalized. Capital expenditures for the Businesses were $0, $1,884 and $2,075 for the period July 1, 1995 to September 18, 1995 and the years ended June 30, 1995 and 1994, respectively. Ordinary repairs and maintenance are expensed as incurred. When property, plant and equipment are sold or retired, cost and accumulated depreciation are removed from the accounts and gains and losses are recorded in income. Depreciation expense for the Businesses was $653, $3,016, and $2,902 for the period July 1, 1995 through September 18, 1995 and for the years ended for June 30, 1995 and 1994, respectively.

          - Goodwill -- Goodwill consists of the excess of cost over the fair market value of net tangible assets acquired. Goodwill is being amortized on a straight-line basis over 40 years.

     4.   PROVISION FOR INCOME TAXES

     The Businesses have been included in the combined federal and certain state tax returns of Pet through February 8, 1995 and included with those of Pillsbury through September 18, 1995. The provision for income taxes included in these statements has been calculated based upon statutory rates applied to pre-tax income adjusted for goodwill amortization and may not necessarily be indicative of the Businesses' tax expense on a stand alone basis.

The items which gave rise to differences between the income taxes provided in the statement of income and income taxes computed at the U.S. statutory rate are summarized below (in thousands):

                                                      JULY 1, 1995
                                                    THROUGH SEPTEMBER                     JUNE 30,
                                                        18, 1995                 1995                1994
                                                    -----------------      ----------------     ----------------
                                                      $           %          $          %         $          %
                                                     ----        ----      ------      ----     ------      ----
Income tax expense computed at
 statutory rate.................................     $ 96        35.0      $5,595      35.0     $6,516      35.0
State income taxes, net of federal
 income tax benefit.............................       14         5.0         799       5.0        931       5.0
Goodwill amortization...........................      286         4.4       1,322       8.3      1,322       7.1
                                                     ----        ----      ------      ----     ------      ----
Provision for income taxes......................     $396        44.4      $7,716      48.3     $8,769      47.1
                                                     ====        ====      ======      ====     ======      ====

                                     -56-

Schedule IX - Valuation Reserves
- --------------------------------

     Column A                              Column B                Column C                  Column D          Column E

                                                                   Additions
                                                           ----------------------------
                                           Balance at      Charged to        Charged to                        Balance at
                                           Beginning       Costs and           Other                              End
     Description                           of Period       Expenses           Accounts       Deductions         of Year
- ------------------------------------------------------------------------------------------------------------------------------
       Allowance for doubtful accounts     $       -       $  190,000                 -      $        -        $  190,000

                                 Exhibit Index

Exhibit
Number         Exhibit

2.1 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and Pet Incorporated (incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "S-4").

2.2 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the Pillsbury Company and Pet Incorporated (incorporated by reference to Exhibit 2.2 to the S-4).

2.3 Asset Purchase and Sales Agreement, dated as of January 17, 1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell") (the text of which and Exhibits to which are incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedules of which is incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated May 6, 1996).

2.4 Asset Purchase Agreement, dated as of January 17, 1996, between Van de Kamp's, Inc. and Shellfish (incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996).

2.5 Asset Purchase and Sales Agreement, dated as of May 15, 1996 between Van de Kamp's, Inc. and the Quaker Oats Company ("Quaker") (incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.6 Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and Quaker (incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 8-K dated July 9. 1996).

3.1 Certificate of Incorporation of Van de Kamp's, Inc., with amendments thereto (incorporated by reference to Exhibit 3.1 to the S-4).

3.2 Amended and Restated By-Laws of Van de Kamp's, Inc. (incorporated by reference to Exhibit 3.2 to the S-4).

4.1 Indenture, dated as of September 15, 1995, between Van de Kamp's, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 to the S-4).

4.2 Global Note, dated September 19, 1995, issued by Van de Kamp's, Inc. to the Depository Trust Company and registered in the name of Cede & Co. in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.2 to the S-4).

4.3 Exchange and Registration Rights Agreement, dated September 19, 1995 between Van de Kamp's, Inc. and Chemical Securities Inc. (incorporated by reference to Exhibit 4.3 to the S-4).

10.1 Guarantee and Collateral Agreement, dated September 19, 1995, among VDK Holdings, Inc., Van de Kamp's, Inc., the subsidiary grantors named therein and Chemical Bank as agent (incorporated by reference to Exhibit 10-19 to the S-4).

10.2 Security Agreement, dated as of September 19, 1995, made by Van de Kamp's, Inc., in favor of Chemical Bank (incorporated by reference to Exhibit 10.20 to the S-4).

10.3 Employment Agreement, dated as of September 19, 1995, by and between Thomas O. Ellinwood and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.21 to the S-4).

10.4 Amendment No. 1 to Ellinwood Employment Agreement, dated as of July 1, 1996, between Thomas O. Ellinwood and Van de Kamp's, Inc.

10.5 Employment Agreement, dated as of September 19, 1995, by and between Olafur Gudmundsson and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.22 to the S-4).

10.6 Amendment No. 1 to Gudmundsson Employment Agreement, dated as of July 1, 1996 between Olafur Gudmundsson and Van de Kamp's, Inc.

10.7 Employment Agreement, dated as of September 19, 1995 by and between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.23 to the S- 4).

10.8 Amendment No. 1 to Sloan Employment Agreement, dated as of July 1, 1996, between C. Renee Sloan and Van de Kamp's, Inc.

10.9 Employment Agreement, dated as of September 19, 1995 by and between Thomas J. Youngerman and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.24 to the S-4).

10.10 Amendment No. 1 to Youngerman Employment Agreement, dated July 1, 1996, between Thomas J. Youngerman and Van de Kamp's, Inc.

10.11 Employment Agreement, dated as of October 11, 1995, between Van de Kamp's, Inc. and Timothy B. Andersen (incorporated by reference to Exhibit 10.1 to Van de Kamp's, Inc.'s Form 10-Q for quarter ended March 30, 1996).

10.12 Amendment No. 1 to Andersen Employment Agreement, dated as of July 1, 1996, between Timothy B. Andersen and Van de Kamp's, Inc.

10.13 Computer Services Agreement, dated as of September 5, 1995, between Windy Hill Pet Food Company LLC and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.26 to the S-4).

10.14 License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation (incorporated by reference to Exhibit 10.27 to the S-4).

10.15 License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de Kamp's Dutch Bakeries (incorporated by reference to Exhibit 10.28 to the S-4).

10.16 Agreement, dated March 31, 1994, between Van de Kamp's, Seafood and Ore-Ida Foods, Inc. (incorporated by reference to Exhibit 10.29 to the S-4).

10.17 Purchase Agreement, dated September 14, 1995, between Van de Kamp's, Inc. and Chemical Securities Inc. (incorporated by reference to
          Exhibit 10.30 to the S-4).

10.18     Co-Pack Agreement, dated May 6, 1996 between Campbell and Shellfish.

10.19 Buyer's Non-Recourse Promissory Note, dated May 6, 1996 issued by Shellfish in favor of Campbell.

10.20 First Amendment to Guarantee and Collateral Agreement, dated May 6, 1996 between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of Chemical Bank, as agent for the several banks and other financial institutions from time to time parties to the Amended and Restated Credit and Guarantee Agreement.

10.21 Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996 among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent.

10.22 First Amendment, dated as of August 28, 1996, to the Second Amended and Restated Credit and Guarantee Agreement among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and the Chase Manhattan Bank, NA, as Agent.

10.23 Second Amendment to Guarantee and Collateral Agreement, dated July 9, 1996, between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of The Chase Manhattan Bank, NA., as agent for the several banks and other financial institutions.

10.24 Trademark License Agreement, dated July 9, 1996 between Quaker, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9. 1996).

10.25 Patent License Agreement, dated July 9, 1996, between Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit K to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.26 Shared Technology License Agreement, dated July 9, 1996, Between Quaker and Van de Kamp's, (incorporated by reference to Exhibit M to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.27 McDonald's Co-Pack Agreement, dated July 9, 1996, by Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit L to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.28 Senior Convertible Loan Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent.

10.29 Cash Collateral Agreement, dated July 9, 1996, between VDK Holdings, Inc. and The Chase Manhattan Bank, NA., as agent.

12.1      Statements Re: Computation of Ratios.

27.1      Financial Data Schedule.

99.1      Form of Letter of Transmittal (incorporated by reference to Exhibit
          99.1 to the Second Amendment, filed on November 14, 1995, to the S-4).

99.2 Form of Notice of Guarantee delivery (incorporated by reference to Exhibit 99.2 to the Second Amendment, filed on November 14, 1995, to the S-4).

99.3 Form of Exchange Agency Agreement to be entered into by Van de Kamp's, Inc. and Harris Trust and Savings Bank (incorporated by reference to
          Exhibit 99.3 to the First Amendment, filed on November 8, 1995, to the S-4).