Form 10-Q
period 1996-09-28
VAN DE KAMPS INC
filed 1996-11-12
CIK 1001839

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q


(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 28, 1996

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to _______________

                        Commission file number 33-97752

                              VAN DE KAMP'S, INC.
            (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    43-1721518
    --------------------------------              ----------------------
      (State or Other Jurisdiction                      (IRS Employer
    of Incorporation or Organization)                 Identification No.)

                         1000 St. Louis Union Station
                          St. Louis, Missouri  63103
                    (Address of Principal Executive Office)

                                (314) 241-0303
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No X
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
                                                            September 28, 1996

Common stock, no par value                                           200

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VAN DE KAMP'S, INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                                              September 28,    June 29,
                                                   1996          1996
                                              --------------  ----------
                                               (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                      $    414    $  4,040
    Accounts receivable - net of allowance
        of $250 and $190, respectively               35,860      16,250
    Accounts receivable - other                         660         506
    Inventories (Note 3)                             41,521      30,202
    Prepaid expenses                                  1,493         724
    Net current deferred tax asset                    4,946       3,230
                                                   --------    --------
         Total current assets                        84,894      54,952

Property, plant and equipment, net                   84,229      35,943
Goodwill and other intangible assets                341,048     203,736
Other assets                                         15,861      10,725
                                                   --------    --------
    Total Assets                                   $526,032    $305,356
                                                   ========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long term debt              $  9,451    $  5,000
    Revolving credit facility                        19,000           -
    Senior secured convertible debt                  20,000           -
    Accounts payable                                 16,895      14,144
    Accrued liabilities                              23,342      15,789
                                                   --------    --------
         Total current liabilities                   88,688      34,933

Deferred tax liability                                2,997       2,997
Senior secured term debt                            213,232      83,750
Senior subordinated notes                           100,000     100,000
                                                   --------    --------
         Total liabilities                          404,917     221,680
                                                   --------    --------

Stockholder's equity:
    Common stock, no par value                            -           -
    Paid in capital                                 124,115      84,115
    Accumulated deficit                              (3,000)       (439)
                                                   --------    --------
         Total stockholder's equity                 121,115      83,676
                                                   --------    --------
    Total Liabilities and Stockholder's Equity     $526,032    $305,356
                                                   ========    ========

                See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                                           Three Months Ended September 30, 1995
                                                                                           -------------------------------------
                                                                                The Company                       Predecessor
                                                                  -----------------------------------------       -----------
                                                                                          Operating Period          Period
                                                                     Three Months        September 19, 1995      July 1, 1995
                                                                        Ended                  through              through
                                                                  September 28, 1996     September 30, 1995    September 18, 1995
                                                                  ------------------     ------------------    ------------------
                                                                      (unaudited)            (unaudited)

Net sales                                                              $78,153               $4,555                 $21,061
Cost of goods sold                                                      33,825                1,996                  10,267
                                                                       -------               ------                 -------
  Gross profit                                                          44,328                2,559                  10,794

Selling, distribution and marketing expenses:
  Selling and distribution                                               9,441                  517                   2,843
  Trade promotions                                                      19,848                  791                   3,699
  Consumer marketing                                                     3,935                  197                   1,919
                                                                       -------               ------                  ------
Total selling, distribution and marketing expenses                      33,224                1,505                   8,461

Amortization of goodwill and other intangibles                           3,375                  198                     689
General and administrative expenses                                      2,624                  170                   1,370
Other expenses                                                              48                    -                       -
Transition related costs (Note 4)                                        1,090                    -                       -
                                                                       -------               ------                 -------
Total operating expenses                                                40,361                1,873                  10,520
                                                                       -------               ------                 -------

  Operating income                                                       3,967                  686                     274

Interest income                                                           (285)                   -                       -
Interest expense                                                         7,995                  512                       -
Amortization of deferred financing expense                                 499                   22                       -
Other bank and financing expenses                                           26                    -                       -
                                                                       -------               ------                 -------
  (Loss) income before income taxes                                     (4,268)                 152                     274
Income tax benefit (provision)                                           1,707                  (61)                   (396)
                                                                       -------               ------                 -------
  Net (loss) income                                                    $(2,561)              $   91                 $  (122)
                                                                       =======               ======                 =======



                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            (dollars in thousands)
                                  (unaudited)


                                          Additional
                                 Common    Paid-in     Accumulated
                                 Shares    Capital       Deficit       Total
                                 ------   ----------   -----------   ---------
Balance at June 29, 1996            200    $  84,115      $   (439)  $  83,676

Capital contribution                  -       40,000             -      40,000

Net loss                              -           -         (2,561)     (2,561)
                                 ------   ----------   -----------   ---------

Balance at September 28, 1996       200    $ 124,115      $ (3,000)  $ 121,115
                                 ======   ==========   ===========   =========




                See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)


                                                                                     Operating Period
                                                                  Three Months      September 19, 1995
                                                                      Ended               through
                                                               September 28, 1996   September 30, 1995
                                                               -------------------  -------------------

Cash flows from operating activities:
    Net (loss) income                                                   $  (2,561)           $      91
    Adjustments to reconcile net (loss) income to cash
     provided by (used in) operating activities:
        Depreciation and amortization                                       5,534                  319
        Deferred income taxes                                              (1,716)                  61
        Change in assets and liabilities, net of effects of
         businesses acquired:
             (Increase) in accounts receivable                            (19,763)              (4,050)
             (Increase) decrease in inventories                            (5,433)                 481
             (Increase) in prepaid expenses                                  (769)                 (55)
             Increase in accounts payable                                   2,751                2,637
             Increase in accrued expenses                                   5,553                  408
             (Increase) in other assets                                      (305)                  (7)
                                                                        ---------            ---------
Net cash used in operating activities                                     (16,709)                (115)
                                                                        ---------            ---------

Cash flows from investing activities:
        Additions to property, plant and equipment                         (4,476)                   -
        Payment for acquisition of businesses                            (189,744)            (192,682)
                                                                        ---------            ---------
Net cash used in investing activities                                    (194,220)            (192,682)
                                                                        ---------            ---------

Cash flows from financing activities:
     Proceeds from short term borrowings                                   39,000               32,500
     Proceeds from long term borrowings                                   135,000              100,000
     Payment of borrowings                                                 (1,066)                   -
     Capital contributions                                                 40,000               69,491
     Debt issuance costs                                                   (5,631)              (8,809)
                                                                        ---------            ---------
Net cash provided by financing activities                                 207,303              193,182
                                                                        ---------            ---------

(Decrease) increase in cash and cash equivalents                           (3,626)                 385

Cash and cash equivalents, beginning of period                              4,040                  355
                                                                        ---------            ---------

Cash and cash equivalents, end of period                                $     414            $     740
                                                                        =========            =========



                See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Basis of Presentation

The interim financial statements of Van de Kamp's, Inc. (the "Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results during the predecessor's prior year period include certain reclassifications to conform with the Company's presentation. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

The prior owners did not operate the Company's product lines as separate divisions and accordingly, it is not practicable to present a statement of cash flows during the predecessor period. The Company was granted a waiver by the Securities and Exchange Commission with respect to the presentation of these cash flows.

For further information, reference should be made to the financial statements for the period ended June 29, 1996 and notes thereto included in the Company's Annual Report on Form 10-K on file at the Securities and Exchange Commission.

NOTE 2 - ACQUISITIONS

On September 19, 1995 (commencement of operations), Van de Kamp's, Inc. acquired the assets of the frozen seafood business (which operated as Van de Kamp's) and the frozen dessert product lines, (together the "Businesses") from The Pillsbury Company and Pet Incorporated. The Company acquired the inventories, property, plant and equipment and intangible assets of the Businesses for a purchase price of $190 million. The acquisition was accounted for by the purchase method of accounting.

On May 6, 1996, substantially all the assets of the Mrs. Paul's frozen food business were purchased from Campbell Soup Company ("CSC") for $73.2 million. The Company acquired the inventories, certain manufacturing equipment and intangible assets from CSC. On July 9, 1996, substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker") were purchased for $188.0 million. The Company purchased the Celeste(R) trademark and was granted an exclusive perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition were inventories and the manufacturing facility where the Company produces both product lines. The allocation of purchase price for these acquisitions has not been finalized; however, any changes are not expected to be material. The acquisitions have been accounted for using the purchase method and, accordingly, the results of operations are included in the Statements of Operations from the dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair market value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets.

Had the three acquisitions described in this Note 2 taken place July 1, 1995, the unaudited pro forma net sales and income (loss) before income taxes for the quarter ended September 30, 1995 would have been $79,549,000 and $(3,571,000), respectively. Results for the quarter ended September 28, 1996 would not have been significantly different from those reflected in the Statement of Operations.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):



                        September 28, 1996       June 29, 1996
                        ------------------       -------------

      Raw materials          $ 9,183                $ 6,856
      Packaging                2,992                  2,022
      Finished goods          29,346                 21,324
                             -------                -------
                             $41,521                $30,202
                             =======                =======

NOTE 4 - TRANSITION RELATED COSTS

Transition related costs consist of what management believes are one-time costs incurred to establish operations and integrate the businesses acquired, including relocation expenses, recruiting fees, sales training, computer systems conversion and other one-time transitional expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND
          RESULTS OF OPERATIONS

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1996 Form 10-K for the period ended June 29, 1996.

A. The following table sets forth for the period indicated the percentage which the items in the Statement of Operations bear to net sales. The Statement of Operations column for the three months ended September 30, 1995 combines the Company's operating period of September 19, 1995 through September 30, 1995 and the predecessor's period of July 1, 1995 through September 18, 1995, without any pro forma adjustments.

                                                         Three Months         Three Months
                                                            Ended                Ended
                                                      September 28, 1996   September 30, 1995
                                                      ------------------   ------------------

Net sales                                             $78,153     100.0%   $25,616     100.0%
Cost of goods sold                                     33,825      43.3     12,263      47.9
                                                      -------     -----    -------     -----
  Gross profit                                         44,328      56.7     13,353      52.1

Selling, distribution and marketing expenses:
  Selling and distribution                              9,441      12.1      3,360      13.1
  Trade promotions                                     19,848      25.4      4,490      17.5
  Consumer marketing                                    3,935       5.0      2,116       8.3
                                                      -------     -----    -------     -----
Total selling, distribution and marketing expenses     33,224      42.5      9,966      38.9

Amortization of goodwill and other intangibles          3,375       4.3        887       3.5
General and administrative expenses                     2,624       3.4      1,540       6.0
Other expenses                                             48        .1          -         -
Transition related costs (Note 4)                       1,090       1.4          -         -
                                                      -------     -----    -------     -----
Total operating expenses                               40,361      51.6     12,393      48.4
                                                      -------     -----    -------     -----

  Operating income                                      3,967       5.1        960       3.7

Interest income                                          (286)      (.4)         -         -
Interest expense                                        7,995      10.2        512       2.0
Amortization of deferred financing expense                499        .6         22         -
Other bank and financing expenses                          26         -          -         -
                                                      -------     -----    -------     -----
  (Loss) income before income taxes                    (4,267)     (5.5)       426       1.7
Income tax benefit (provision)                          1,707       2.2       (457)     (1.8)
                                                      -------     -----    -------     -----

 Net loss                                             $(2,560)    (3.3)%   $   (31)    (0.1)%
                                                      =======     =====    =======     =====

                             RESULTS OF OPERATIONS

Quarter Ended September 28, 1996 Compared to Quarter Ended September 30, 1995:

Net Sales. Net sales for the quarter were $78.2 million, an increase of $52.6 million versus the same quarter last year. The increase was due to (1) a $2.3 million increase in Van de Kamp's seafood sales, (2) a $0.4 million decrease in desserts sales, (3) $13.9 million in Mrs. Paul's branded seafood sales, and (4) $36.8 million of sales of Celeste(R) pizza and Aunt Jemima(R) frozen breakfast products (together "Celeste/Aunt Jemima").

Two primary factors contributed to the increase in Van de Kamp's seafood sales. A price increase instituted in January 1996 contributed $0.5 million during the quarter, and new products introduced during the quarter generated sales of $1.8 million.

The change in desserts sales was caused primarily by a $1.4 million decrease in private label whipped toppings sales, a product category which continues to be competitive. This was partially offset by strong sales of pie shells during the quarter due to the introduction of Mrs. Paul's pie shells, which generated $0.3 million of sales during the quarter. Sales of other dessert products were higher than the same period last year due to the introduction of new products and the reformulation of certain existing products.

Gross Profit. Gross profit increased from 52.1% of sales in fiscal 1996 to 56.7% in fiscal 1997. The increase was caused by three factors: (1) a favorable mix resulting from increased seafood sales versus lower margin dessert sales in the base business, (2) lower manufacturing costs stemming primarily from reduced overhead levels realized after the Celeste/Aunt Jemima acquisition, and (3) higher inherent gross profit margins of the Celeste/Aunt Jemima products.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses increased from 38.9% of sales in the prior year to 42.5% of sales in the current year. The increase in trade promotion spending was caused by (1) higher spending levels to support new product introductions under the Van de Kamp's and Mrs. Paul's brands and (2) the inclusion in fiscal 1997 of the Celeste pizza business, which requires a higher rate of trade spending than the seafood business. Selling and distribution expenses declined as a percentage of sales due to distribution efficiencies resulting from the Mrs. Paul's and Celeste/Aunt Jemima acquisitions. Consumer marketing decreased as a percentage of sales due primarily to the increase in sales mass resulting from the Celeste/Aunt Jemima acquisition. In addition, consumer marketing as a percentage of sales is lower for the Celeste pizza and Aunt Jemima breakfast products than for the Company's other product lines.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles increased $2.5 million due to the increase in intangibles resulting from the acquisition of Van de Kamp's late in the first quarter of fiscal 1996 and the acquisitions of Mrs. Paul's in the fourth quarter of fiscal 1996 and Celeste/Aunt Jemima which occurred early in the first quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased $1.1 million to facilitate the management of the businesses acquired during calendar 1996. General and administrative expenses decreased from 6.0% of sales to 3.4% of sales during this period due to the increased scale of the business.

Transition Related Costs. Transition related costs consist of what management believes to be one-time costs incurred to establish operations and integrate acquired businesses, including relocation expenses, recruiting fees, sales training, broker conversions and orientations, computer systems conversion and other unique transitional expenses.

Operating Income. Operating income increased $3.1 million due to the increased size of the Company and the operating efficiencies described previously associated with the increase in scale.

Interest Expense. Interest expense increased due to the additional financing required to complete the acquisitions of Mrs. Paul's and Celeste/Aunt Jemima. Prior year interest expense is for twelve days only, as the predecessor did not separately allocate this cost to the Businesses.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of 40%, which has been applied to the quarter ended September 28, 1996. This rate is lower than the rate experienced by the prior owners, primarily because the Company's amortization of goodwill is deductible for income tax purposes.


                        LIQUIDITY AND CAPITAL RESOURCES

On July 9, 1996 the Company acquired substantially all of the assets of the frozen foods division of The Quaker Oats Company ("Quaker Oats") for approximately $188 million. These assets included the Celeste frozen pizza business and the Aunt Jemima frozen breakfast products business of Quaker Oats. The acquisition was financed by (i) an equity capital contribution of $40 million from VDK Holdings, Inc. (the Company's parent), (ii) $135 million of additional borrowings through the Company's existing senior bank facility and
(iii) a $20 million senior secured convertible loan which is secured by cash collateral posted by VDK Holdings, Inc. Total sources of financing of $195 million were used to fund the acquisition and pay transaction fees and expenses.

For the quarter ended September 28, 1996, cash used in operations was $16.7 million. Net income before depreciation and amortization provided $3.0 million of operating cash flow which was offset by an increase in working capital of $17.9 million. Current assets, excluding cash, increased $26.3 million primarily due to the acquisition of the Quaker frozen food businesses which resulted in increased accounts receivable and inventory balances and a build up of seafood inventory preceding the relocation of Mrs. Paul's production equipment from Campbell's facility to the Company's manufacturing facilities. The increases in current assets were partially offset by an $8.3 million increase in accounts payable and accrued expenses of which $2.0 million related to the acquired business.

The Company spent $4.5 million on property, plant and equipment during the quarter, the majority of which was expended to relocate production lines purchased from CSC into the Company's manufacturing facilities.

The senior secured revolving debt facility commitment is $25 million. The balance outstanding at September 28, 1996 was $19 million. The revolver balance was reduced in October after receivables collected by Quaker Oats were remitted to the Company.

At September 28, 1996, the Company had $0.4 million of cash and cash equivalents and an unused commitment on its $25 million revolving debt facility, net of reduction for previously issued letters of credit, of $5.6 million. Cash provided by operations and borrowings under the revolving credit facility are the primary sources of liquidity. The available borrowing capacity under the revolving credit facility, combined with cash provided by operations should continue to provide the Company with the capital flexibility necessary to fund future operations as well as to meet existing obligations.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                            EXHIBIT
------                            -------


  2.1 Asset Purchase and Sale Agreement, dated as of May 15, 1996, between Van de Kamp's, Inc. and The Quaker Oats Company ("Quaker") (incorporated by reference to Exhibit 2.1 and to a list of the contents of the schedules of which was filed with Van de Kamp's, Inc. report on Form 8-K, dated July 9, 1996 and filed on July 24, 1996 (the "8-K")).

  2.2 Supplement No. 1 to Asset Purchase and Sale Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and Quaker (incorporated by reference to Exhibit 2.2 to the 8-K).

  3.1 Certificate of Incorporation of Van de Kamp's, Inc. with amendments thereto (incorporated by reference to Exhibit 3.1 of Van de Kamp's Inc. Form S-4 filed October 4, 1995 (the "S-4")).

  3.2 Amended and Restated By-Laws of Van de Kamp's, Inc. (incorporated by reference to Exhibit 3.2 to the S-4).

 10.1 Amendment No. 1 to Ellinwood Employment Agreement, dated as of July 1, 1996, between Thomas O. Ellinwood and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.4 of Van de Kamp's, Inc.'s annual report on Form 10-K, dated as of June 29, 1996, and filed on September 27, 1996 (the "10-K")).

 10.2 Amendment No. 1 to Gudmundsson Employment Agreement, dated as of July 1, 1996 between Olafur Gudmundsson and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.6 of the 10-K).

 10.3 Amendment No. 1 to Sloan Employment Agreement, dated as of July 1, 1996, between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.8 of the 10-K).

 10.4 Amendment No. 1 to Youngerman Employment Agreement, dated July 1, 1996, between Thomas J. Youngerman and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.10 of the 10-K).

 10.5 Amendment No. 1 to Andersen Employment Agreement, dated as of July 1, 1996, between Timothy B. Andersen and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.12 of the 10-K).

 10.6 Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, N.A., as Agent (incorporated by reference to
          Exhibit 10.21 of the 10-K).

 10.7 First Amendment, dated as of August 28, 1996, to the Second Amended and Restated Credit and Guarantee Agreement among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, N.A., as Agent (incorporated by reference to Exhibit 10.22 of the 10-K).

 10.8 Second Amendment to Guarantee and Collateral Agreement, dated July 9, 1996, between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of The Chase Manhattan Bank, N.A., as agent for the several banks and other financial institutions (incorporated by reference to Exhibit
          10.23 of the 10-K).

 10.9 Trademark License Agreement, dated July 9, 1996, between Quaker, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (incorporated by reference to Exhibit H to Exhibit 2.1 to the 8-K).

 10.10 Patent License Agreement, dated July 9, 1996, between Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit K to Exhibit 2.1 to the 8-K).

 10.11 Shared Technology License Agreement, dated July 9, 1996, between Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit M to Exhibit 2.1 to the 8-K).

 10.12 McDonald's Co-Pack Agreement, dated July 9, 1996, by Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit L to Exhibit 2.1 to the 8-K).

 10.13 Senior Convertible Loan Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, N.A., as Agent (incorporated by reference to
          Exhibit 10.28 of the 10-K).

 10.14 Cash Collateral Agreement, dated July 9, 1996, between VDK Holdings, Inc. and The Chase Manhattan Bank, N.A. (incorporated by reference to
          Exhibit 10.29 of the 10-K).

  27.1    Financial Data Schedule.

(b)  Reports on Form 8-K

     1. A report on Form 8-K, dated July 9, 1996, was filed on July 24, 1996, with Item 2 and Item 7. No financial statements were filed.

     2. A report on Form 8-KA, dated July 9, 1996 was filed on September 22, 1996 with Item 2 and Item 7 and which included the following financial statements:

          (a) The audited Combined Statements of Certain Assets and Liabilities, Revenues and Expenses, Changes in Equity and Cash Flows of the frozen foods division of The Quaker Oats Company, as of and for the twelve months ended June 30, 1996, 1995, and 1994 together with the report of independent accountants thereon.

          (b) The pro forma statement of operations of Van de Kamp's, Inc. for the year ended June 30, 1996 and the pro forma balance sheet as of June 30, 1996 together with notes.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VAN DE KAMP'S, INC.



Dated:  November 12, 1996                By: /s/ Timothy B. Andersen
                                            -----------------------------
                                         Timothy B. Andersen
                                         Chief Financial Officer and
                                         Vice President, Administration
                                         and duly authorized officer

                               INDEX TO EXHIBITS

Exhibit                                                                            Sequentially
Number                   Exhibit                                                   Numbered Page
-------                  -------                                                   -------------
2.1       Asset Purchase and Sale Agreement, Dated as of May 15, 1996, between
          Van de Kamp's, Inc. and The Quaker Oats Company ("Quaker")
          (incorporated by reference to Exhibit 2.1 and to a list of contents of the schedules which was filed with Van de Kamp's Inc. report on
          Form 8-K, dated July 9, 1996 and filed on July 24, 1996 (the "8-K")).

2.2       Supplement No. 1 to Asset Purchase and Sale Agreement, dated as of
          July 9, 1996, between Van de Kamp's, Inc. and Quaker (incorporated by reference to Exhibit 2.2 to the 8-K).

3.1 Certificate of Incorporation of Van de Kamp's, Inc., with amendments thereto (incorporated by reference to Exhibit 3.1 of Van de Kamp's, Inc. Form S-4 filed on October 4, 1995 (the "S-4")).

3.2 Amended and Restated By-Laws of Van de Kamp's, Inc. (incorporated by reference to Exhibit 3.2 of the S-4).

10.1      Amendment No. 1 to Ellinwood Employment Agreement, dated as of July 1,
          1996, between Thomas O. Ellinwood and Van de Kamp's, Inc.
          (incorporated by reference to Exhibit 10.4 of Van de Kamp's, Inc.'s annual report on Form 10-K, dated as of June 29, 1996, and filed on September 27, 1996 (the "10-K")).

10.2      Amendment No. 1 to Gudmundsson Employment Agreement, dated as of July
          1, 1996 between Olafur Gudmundsson and Van de Kamp's, Inc.
          (incorporated by reference to Exhibit 10.6 of the 10-K).

10.3      Amendment No. 1 to Sloan Employment Agreement, dated as of July 1,
          1996, between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.8 of the 10-K).


10.4 Amendment No. 1 to Youngerman Employment Agreement, dated July 1, 1996, between Thomas J. Youngerman and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.10 of the 10-K).

10.5 Amendment No. 1 to Andersen Employment Agreement, dated as of July 1, 1996, between Timothy B. Andersen and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.12 of the 10-K).

10.6 Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holding, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, N.A., as Agent (incorporated by reference to
          Exhibit 10.21 of the 10-K).

10.7 First Amendment, dated as of August 28, 1996, to the Second Amended and Restated Credit and Guarantee Agreement among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, N.A., as Agent (incorporated by reference to Exhibit 10.22 of the 10-K).

10.8 Second Amendment to Guarantee and Collateral Agreement, dated July 9, 1996, between Van de Kamp's, Inc. and VDK Holding, Inc. in favor of The Chase Manhattan Bank, N.A., as agent for the several banks and other financial institutions (incorporated by reference to Exhibit 2.1 to the 8-K).

10.9 Trademark License Agreement, dated July 9, 1996, between Quaker, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (incorporated by reference to Exhibit H to Exhibit 2.1 to the 8-K).

10.10 Patent License Agreement, dated July 9, 1996, between Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit K to Exhibit 2.1 to the 8-K).

10.11 Shared Technology License Agreement, dated July 9, 1996, between Quaker and Van de Kamp's, Inc. (incorporated by reference to Exhibit M to Exhibit 2.1 to the 8-K).

10.12 McDonald's Co-Pack Agreement, dated July 9, 1996, by Quaker and Van de Kamp's Inc. (incorporated by reference to Exhibit L to Exhibit
          2.1 to the 8-K).

10.13 Senior Convertible Loan Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, Inc., Van de Kamp's Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, N.A., as Agent (incorporated by reference to
          Exhibit 10.28 of the 10-K).

10.14 Cash Collateral Agreement, dated July 9, 1996, between VDK Holdings, Inc. and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.29 of the 10-K).

27.1      Financial Data Schedule