Form 10-Q
period 1996-12-31
VAN DE KAMPS INC
filed 1997-02-14
CIK 1001839

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q


(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to ________________

                        Commission file number 33-97752

                              VAN DE KAMP'S, INC.
             (Exact Name of Registrant as Specified in Its Charter

             DELAWARE                                         43-1721518
----------------------------------                            ----------
   (State or Other Jurisdiction                              (IRS Employer
 of Incorporation or Organization)                        Identification No.)



                          1000 St. Louis Union Station
                           St. Louis, Missouri  63103
                    (Address of Principal Executive Office)

                                 (314) 241-0303
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes    No  X
                                                      ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
                                                            December 31, 1996

Common stock, no par value                                         200

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VAN DE KAMP'S, INC.
                                 BALANCE SHEETS
                             (dollars in thousands)

                                                   December 31,    June 29,
                                                       1996          1996
                                                   -------------  ----------
                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                         $    166    $  4,040
     Accounts receivable - net of allowance
      of $310 and $190, respectively                     29,072      16,250
     Accounts receivable - other                            543         506
     Inventories (Note 3)                                49,718      30,202
     Prepaid expenses                                     1,886         724
     Net current deferred tax asset                       4,089       3,230
                                                       --------    --------
            Total current assets                         85,474      54,952

Property, plant and equipment, net                       87,036      35,943
Goodwill and other intangible assets, net               338,271     203,736
Other assets                                             15,651      10,725
                                                       --------    --------
            Total Assets                               $526,432    $305,356
                                                       ========    ========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long term debt                 $ 11,446    $  5,000
     Revolving credit facility                           13,500           -
     Senior secured convertible debt                     20,000           -
     Accounts payable                                    20,767      14,144
     Accrued liabilities                                 28,159      15,789
                                                       --------    --------
            Total current liabilities                    93,872      34,933

Deferred tax liability                                    2,997       2,997
Senior secured term debt                                207,012      83,750
Senior subordinated notes                               100,000     100,000
                                                       --------    --------
            Total liabilities                           403,881     221,680
                                                       --------    --------
Stockholder's equity:
     Common stock, no par value                               -           -
     Paid in capital                                    124,207      84,115
  Accumulated deficit                                    (1,656)       (439)
                                                       --------    --------
            Total stockholder's equity                  122,551      83,676
                                                       --------    --------
     Total Liabilities and Stockholder's Equity        $526,432    $305,356
                                                       ========    ========



                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                      Three Months Ended December 31,
                                                      --------------------------------
                                                            1996             1995
                                                      ----------------  --------------

Net sales                                                    $114,893          $38,829
Cost of goods sold                                             49,756           17,678
                                                             --------          -------
 Gross profit                                                  65,137           21,151

Selling, distribution and marketing expenses:
 Selling and distribution                                      13,383            4,855
 Trade promotions                                              27,197            7,182
  Consumer marketing                                            6,105            1,398
                                                             --------          -------
Total selling, distribution and marketing expenses             46,685           13,435

Amortization of goodwill and other intangibles                  3,385            1,209
General and administrative expenses                             3,409            1,304
Other expenses                                                      -                -
Transition related costs (Note 4)                                 503                -
                                                             --------          -------
Total operating expenses                                       53,982           15,948
                                                             --------          -------

 Operating income                                              11,155            5,203

Interest income                                                  (347)               -
Interest expense                                                8,608            3,802
Amortization of deferred financing expense                        548              164
Other bank and financing expenses                                 106                -
                                                             --------          -------

 Income before income taxes                                     2,240            1,237
Income tax provision                                              896              494
                                                             --------          -------

 Net income                                                  $  1,344          $   743
                                                             ========          =======




                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                           Six Months Ended December 31, 1995
                                                                           ----------------------------------
                                                                 The Company                      Predecessor
                                                      -------------------------------------      ------------
                                                                           Operating Period          Period
                                                          Six Months      September 19, 1995      July 1, 1995
                                                            Ended               through              through
                                                      December 31, 1996    December 31, 1995   September 18, 1995
                                                      ------------------  -------------------  -------------------
                                                         (unaudited)          (unaudited)

Net sales                                                      $193,046              $43,384              $21,061
Cost of goods sold                                               83,581               19,674               10,267
                                                               --------              -------              -------
 Gross profit                                                   109,465               23,710               10,794

Selling, distribution and marketing expenses:
  Selling and distribution                                       22,824                5,372                2,843
  Trade promotions                                               47,045                7,973                3,699
  Consumer marketing                                             10,040                1,595                1,919
                                                               --------              -------              -------
Total selling, distribution and marketing expenses               79,909               14,940                8,461

Amortization of goodwill and other intangibles                    6,760                1,407                  689
General and administrative expenses                               6,033                1,474                1,370
Other expenses                                                       48                    -                    -
Transition related costs (Note 4)                                 1,593                    -                    -
                                                               --------              -------              -------
Total operating expenses                                         94,343               17,821               10,520
                                                               --------              -------              -------

  Operating income                                               15,122                5,889                  274

Interest income                                                    (632)                   -                    -
Interest expense                                                 16,603                4,314                    -
Amortization of deferred financing expense                        1,047                  186                    -
Other bank and financing expenses                                   132                    -                    -
                                                               --------              -------              -------

  (Loss) income before income taxes                              (2,028)               1,389                  274
Income tax (benefit) provision                                     (811)                 555                  396
                                                               --------              -------              -------

  Net (loss) income                                            $ (1,217)             $   834              $  (122)
                                                               ========              =======              =======




                 See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            (dollars in thousands)
                                  (unaudited)


                                         Additional
                             Common       Paid-in        Accumulated
                             Shares       Capital          Deficit       Total
                             ------       -------          -------       -----
Balance at June 29, 1996        200       $ 84,115        $  (439)     $ 83,676

Capital contribution              -         40,092              -        40,092

Net loss                          -              -         (1,217)       (1,217)
                             ------       --------        -------      --------
Balance at December 31, 1996    200       $124,207        $(1,656)     $122,551
                             ======       ========        =======      ========

                See accompanying notes to financial statements

                              VAN DE KAMP'S, INC.
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                                        Operating Period
                                                                  Six Months           September 19, 1995
                                                                     Ended                  through
                                                               December 31, 1996       December 31, 1995
                                                               -----------------       ------------------
Cash flows from operating activities:
    Net (loss) income                                             $  (1,217)               $     834
    Adjustments to reconcile net (loss) income to cash
     used in operating activities:
        Depreciation and amortization                                11,284                    2,370
        Deferred income taxes                                          (859)                     555
        Change in assets and liabilities, net of effects of
         businesses acquired:
             (Increase) in accounts receivable                      (12,859)                 (16,900)
             (Increase) in inventories                              (13,629)                  (1,351)
             (Increase) in prepaid expenses                          (1,162)                    (641)
             Increase in accounts payable                             6,623                    7,621
             Increase in accrued expenses                            10,370                    7,510
             (Increase) in other assets                                (942)                       -
                                                                  ---------                ---------
Net cash used in operating activities                                (2,391)                      (2)
                                                                  ---------                ---------

Cash flows from investing activities:
        Additions to property, plant and equipment                   (9,101)                    (457)
        Payment for acquisition of businesses                      (190,051)                (193,703)
                                                                  ---------                ---------
Net cash used in investing activities                              (199,152)                (194,160)
                                                                  ---------                ---------

Cash flows from financing activities:
    Proceeds from short term borrowings                              45,000                   34,150
    Proceeds from long term borrowings                              135,000                  100,000
    Payment of borrowings                                           (16,792)                       -
    Capital contributions                                            40,092                   69,420
    Debt issuance costs                                              (5,631)                  (8,601)
                                                                  ---------                ---------
Net cash provided by financing activities                           197,669                  194,969
                                                                  ---------                ---------

(Decrease) increase in cash and cash equivalents                     (3,874)                     807

Cash and cash equivalents, beginning of period                        4,040                      355
                                                                  ---------                ---------

Cash and cash equivalents, end of period                          $     166                $   1,162
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

Had the three acquisitions described in this Note 2 taken place July 1, 1995 the unaudited pro forma net sales and income (loss) before income taxes would have been $105,582,000 and $6,887,000 for the quarter ended December 31, 1995 and $185,132,000 and $2,994,000 for the six months then ended. Results for the quarter and six months ended December 31, 1996 would not have been significantly different from those reflected in the Statement of Operations.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):


                                  December 31, 1996       June 29, 1996
                                  -----------------       -------------

      Raw materials                         $14,163             $ 6,856
      Packaging                               3,846               2,022
      Finished goods                         31,709              21,324
                                            -------             -------
                                            $49,718             $30,202
                                            =======             =======

NOTE 4 - TRANSITION RELATED COSTS

Transition related costs consist of what management believes are one-time costs incurred to establish operations and integrate the businesses acquired, including relocation expenses, recruiting fees, sales training, computer systems conversion and other one-time transitional expenses.

NOTE 5 - SUBSEQUENT EVENT

On February 3, 1997, the Company sold substantially all of the assets of its whipped topping product line including inventory, certain manufacturing equipment and intangible assets, for approximately $7.0 million in cash. The resulting gain or loss on the sale is not expected to be material, and the sale will not significantly impact future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1996 Form 10-K for the period ended June 29, 1996.

A. The following tables set forth for the periods indicated the percentage which the items in the Statement of Operations bear to net sales. The Statement of Operations column for the six months ended December 31, 1995 combines the Company's operating period of September 19, 1995 through December 31, 1995 and the predecessor's period of July 1, 1995 through September 18, 1995, without any pro forma adjustments.


COMPARATIVE RESULTS:  QUARTER ENDED DECEMBER 31

                                        Three Months           Three Months
                                           Ended                   Ended
                                     December 31, 1996       December 31, 1995
                                     -----------------       -----------------

Net sales                            $114,893   100.0%       $38,829    100.0%
Cost of goods sold                     49,756    43.3         17,678     45.5
                                     --------   -----        -------    -----
  Gross profit                         65,137    56.7         21,151     54.5

Selling, distribution and marketing
expenses:
  Selling and distribution             13,383    11.6          4,855     12.5
  Trade promotions                     27,197    23.7          7,182     18.5
  Consumer marketing                    6,105     5.3          1,398      3.6
                                     --------   -----        -------    -----
Total selling, distribution and
  marketing expenses                   46,685    40.6         13,435     34.6

Amortization of goodwill and other
  intangibles                           3,385     3.0          1,209      3.1
General and administrative expenses     3,409     3.0          1,304      3.4
Other expenses                              -       -              -        -
Transition related costs                  503      .4              -        -
                                     --------   -----        -------    -----
Total operating expenses               53,982    47.0         15,948     41.1
                                     --------   -----        -------    -----

  Operating income                     11,155     9.7          5,203     13.4

Interest income                          (347)    (.3)             -        -
Interest expense                        8,608     7.4          3,802      9.8
Amortization of deferred financing
  expense                                 548      .5            164       .4
Other bank and financing expenses         106      .1              -        -
                                     --------   -----        -------    -----

  Income before income taxes            2,240     2.0          1,237      3.2
Income tax provision                      896      .8            494      1.3
                                     --------   -----        -------    -----

  Net income                         $  1,344     1.2%       $   743      1.9%
                                     ========   =====        =======    =====

                             RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995:

Net Sales. Net sales for the quarter were $114.9 million, an increase of $76.1 million versus the same quarter last year. The increase was due to (1) a $2.6 million increase in Van de Kamp's seafood sales, (2) a $2.2 million increase in desserts sales and (3) the inclusion of $22.5 million in Mrs. Paul's branded seafood sales, and $48.8 million of sales of Celeste(R) pizza and Aunt Jemima(R) frozen breakfast products (together "Celeste/Aunt Jemima"), which were acquired during May and July 1996, respectively.

Sales of desserts and Van de Kamp's seafood increased $4.8 million versus prior year. Sales of new products and line extensions in seafood and desserts were $3.4 million and $2.1 million, respectively, during the quarter. The seafood new products sales increase was partially offset by (1) a decline in sales of value priced items due to increased competitive activity and (2) a national decline in frozen shrimp consumption. Branded desserts exhibited strong growth, with cream pies, cobblers and Oronoque Orchards(R) pie shells increasing 73%, 17% and 32%, respectively, versus the same period in the prior year. Whipped toppings sales, which were predominantly private label, declined $1.9 million due to greater competition in the category.

Gross Profit. Gross profit increased from 54.5% of sales in fiscal 1996 to 56.7% in fiscal 1997. The increase was caused by four primary factors: (1) favorable mix of business resulting from increased branded sales versus lower margin private label dessert sales, (2) lower seafood manufacturing costs stemming from the integration of Mrs. Paul's seafood production in the Erie, PA facility, (3) higher gross profit margins of the Celeste/Aunt Jemima products and (4) a price increase in the Van de Kamp's seafood business effective January 1996.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses increased from 34.6% of sales in the prior year to 40.6% of sales in the current year. The increase in trade promotion spending was caused by (1) higher spending levels to support new product introductions under the Van de Kamp's and Mrs. Paul's brands, and (2) the inclusion in fiscal 1997 of the Celeste pizza business, which has a higher rate of trade spending than the seafood product lines. Selling and distribution expenses declined as a percentage of sales due to (1) the development of a lower cost distribution network than the Predecessor Company and (2) distribution efficiencies resulting from the Mrs. Paul's and Celeste/Aunt Jemima acquisitions. Consumer marketing increased from 3.6% to 5.3% of sales to support the introduction of new seafood and dessert products during 1996.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles increased $2.2 million due to the increase in intangibles resulting from the acquisitions of Mrs. Paul's in the fourth quarter of fiscal 1996 and Celeste/Aunt Jemima in the first quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased $2.1 million to facilitate the management of the businesses acquired during calendar 1996. General and administrative expenses decreased from 3.4% of sales to 3.0% of sales during this period due to efficiencies related to the increased scale of the business.

Transition Related Costs. Transition related costs consist of what management believes to be one-time costs incurred to establish operations and integrate acquired businesses, including relocation expenses, recruiting fees, sales training, broker conversions and orientations, computer systems conversion and other unique transitional expenses.

Operating Income. Operating income increased $6.0 million as a result of the increased size of the Company and the operating efficiencies described previously.

Interest Expense. Interest expense increased due to the additional financing required to complete the acquisitions of Mrs. Paul's and Celeste/Aunt Jemima.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of 40%.



COMPARATIVE RESULTS:  SIX MONTHS ENDED DECEMBER 31


                                                       Six Months          Six Months
                                                          Ended               Ended
                                                    December 31, 1996   December 31, 1995
                                                    -----------------   -----------------

Net sales                                           $193,046   100.0%  $64,445       100.0%
Cost of goods sold                                    83,581    43.3    29,941        46.5
                                                    --------   -----   -------       -----
        Gross profit                                 109,465    56.7    34,504        53.5

Selling, distribution and marketing expenses:
        Selling and distribution                      22,824    11.8     8,215        12.7
        Trade promotions                              47,045    24.4    11,672        18.1
        Consumer marketing                            10,040     5.2     3,514         5.5
                                                    --------   -----   -------       -----
Total selling, distribution and marketing expenses    79,909    41.4    23,401        36.3

Amortization of goodwill and other intangibles         6,760     3.5     2,096         3.3
General and administrative expenses                    6,033     3.1     2,844         4.4
Other expenses                                            48      .1         -           -
Transition related costs                               1,593      .8         -           -
                                                    --------   -----   -------       -----
Total operating expenses                              94,343    48.9    28,341        44.0
                                                    --------   -----   -------       -----

        Operating income                              15,122     7.8     6,163         9.5

Interest income                                         (632)    (.4)        -           -
Interest expense                                      16,603     8.6     4,314         6.7
Amortization of deferred financing expense             1,047      .5       186          .3
Other bank and financing expenses                        132      .1         -           -
                                                    --------   -----   -------       -----

        (Loss) income before income taxes             (2,028)   (1.0)    1,663         2.5
Income tax (benefit) provision                          (811)    (.4)      951         1.4
                                                    --------   -----   -------       -----

        Net (loss) income                           $ (1,217)    (.6)% $   712         1.1%
                                                    ========   =====   =======       =====


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995:

Net Sales. Net sales for the period increased $128.6 million versus prior year, to $193.0 million. Van de Kamp's seafood and desserts sales increased $4.9 million and $1.8 million, respectively, during the period. Mrs. Paul's seafood and Celeste/Aunt Jemima added $36.6 million and $85.6 million, respectively.

The growth in Van de Kamp's seafood sales was driven by new products and line extensions which generated sales of $5.2 million during the period. Such sales were offset by a slight decline in the base business due to competitive activity on budget priced items and a decline in frozen shrimp consumption. All of the branded dessert products exhibited strong growth versus prior year, with Mrs. Paul's pie shells, a new product this year, generating sales of $2.4 million. Whipped topping sales, which are predominantly private label, decreased $3.3 million versus prior year due to greater competitive activity.

Gross Profit. Gross profit increased from 53.5% of sales in fiscal 1996 to 56.7% in fiscal 1997. The increase was caused by five primary factors: (1) favorable mix of business resulting from increased branded sales versus lower margin private label dessert sales, (2) lower seafood manufacturing costs stemming from the integration of Mrs. Paul's seafood production in the Erie, PA facility, (3) lower manufacturing costs versus the Predecessor Company, (4) higher gross margins of the Celeste/Aunt Jemima products and (5) a price increase in the Van de Kamp's seafood business effective January 1996.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses increased from 36.3% of sales in the prior year to 41.4% of sales in the current year. The increase in trade promotion spending was caused by (1) higher spending levels to support new product introductions under the Van de Kamp's and Mrs. Paul's brands and (2) the inclusion in fiscal 1997 of the Celeste pizza business, which has a higher rate of trade spending than the seafood product lines. Selling and distribution expenses declined as a percentage of sales due to (1) the development of a lower cost distribution network than the Predecessor Company and (2) distribution efficiencies resulting from the Mrs. Paul's and Celeste/Aunt Jemima acquisitions. Consumer marketing decreased as a percentage of sales because the spending rate as a percentage of sales is lower for the Celeste pizza and Aunt Jemima breakfast products than for the Company's other product lines. The lower spending rate was offset by increased spending to support the introduction of new products during 1996.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles increased $4.7 million due to the increase in intangibles resulting from the acquisitions of Van de Kamp's in the first quarter of fiscal 1996, Mrs. Paul's in the fourth quarter of fiscal 1996 and Celeste/Aunt Jemima in the first quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased $3.2 million to facilitate the management of the businesses acquired during calendar 1996. General and administrative expenses decreased from 4.4% of sales to 3.1% of sales during this period due to (1) efficiencies related to the increased scale of the business and (2) lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to the businesses during the Predecessor ownership period.

Transition Related Costs. Transition related costs consist of what management believes to be one-time costs incurred to establish operations and integrate acquired businesses, including relocation expenses, recruiting fees, sales training, broker conversions and orientations, computer systems conversion and other unique transitional expenses.

Operating Income. Operating income increased $6.0 million as a result of the increased size of the Company and the operating efficiencies described previously.

Interest Expense. Interest expense increased versus the prior period due to additional financing required to complete the acquisitions of Van de Kamp's, Mrs. Paul's and Celeste/Aunt Jemima.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of 40%. This rate is lower than the rate experienced by the prior owners, primarily because the Company's amortization of goodwill is deductible for income tax purposes.


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

For the six months ended December 31, 1996, cash used in operations was $2.4 million. Net income before depreciation and amortization provided $8.3 million of operating cash flow which was offset by a use of cash of $14.0 million to fund working capital requirements. Current assets, excluding cash, increased $27.7 million primarily due (1) to the acquisition of the Quaker frozen food businesses, which resulted in increased accounts receivable and inventory balances, and (2) a build up of seafood inventory preceding the Company's peak seafood sales period. The increases in current assets were partially offset by a $17.0 million increase in accounts payable and accrued expenses.

The Company spent $9.1 million on property, plant and equipment during the six months, the majority of which was expended to (1) relocate and install production lines purchased from CSC into the Company's Erie, PA facility and (2) upgrade refrigeration capacity and building layout to accommodate the installation of the lines.

At December 31, 1996, the Company had $0.2 million of cash and cash equivalents and an unused commitment of $11.3 million on its $25 million revolving debt facility, net of reduction for previously issued letters of credit. Cash provided by operations and borrowings under the revolving credit facility are the primary sources of liquidity. The available borrowing capacity under the revolving credit facility, combined with cash provided by operations, should continue to provide the Company with the flexibility to fund future operations as well as to meet existing obligations.

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

 27.1   Financial Data Schedule.

(b)  Reports on Form 8-K

     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VAN DE KAMP'S, INC.



Dated:  February 14, 1997            By:  /s/ Timothy B. Andersen
                                          ________________________________
                                          Timothy B. Andersen
                                          Chief Financial Officer and
                                          Vice President, Administration
                                          and duly authorized officer

                               INDEX TO EXHIBITS

EXHIBIT                                                          SEQUENTIALLY
NUMBER                        EXHIBIT                            NUMBERED PAGE
------                        -------                            -------------

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

    27.1  Financial Data Schedule.