Form 10-Q
period 1997-03-31
VAN DE KAMPS INC
filed 1997-05-15
CIK 1001839

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------     --------

                        Commission file number 33-97752

                              VAN DE KAMP'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                     43-1721518
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                          1000 St. Louis Union Station
                              St. Louis, MO  63103
                    (Address of Principal Executive Office)

                                 (314) 241-0303
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No   X
                                        -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                  March 31, 1997
Common stock, no par value                                                   200


                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VAN DE KAMP'S, INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                                                March 31,      June 29,
                                                   1997          1996
                                                ----------    ----------
ASSETS                                          (unaudited)
Current assets:
    Cash and cash equivalents                   $     333     $   4,040
    Accounts receivable--net of allowance of
      $370 and $190, respectively                  43,892        16,250
    Accounts receivable - other                       816           506
    Inventories (Note 3)                           36,684        30,202
    Prepaid expenses                                  980           724
    Net current deferred tax asset                  2,243         3,230
                                                ---------     ---------
      Total current assets                         84,948        54,952

Property, plant, and equipment, net                86,581        35,943
Goodwill and other intangible assets, net         334,094       203,736
Other assets                                       15,783        10,725
                                                ---------     ---------
                                                $ 521,406     $ 305,356
                                                =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt           $  13,097     $   5,000
    Revolving credit facility                      14,000             -
    Accounts payable                               16,417        14,144
    Accrued liabilities                            29,117        15,789
    Income taxes payable                            1,456             -
                                                ---------     ---------
      Total current liabilities                    74,087        34,933

Deferred tax liability                              3,818         2,997
Senior secured term debt                          194,759        83,750
Senior subordinated notes                         100,000       100,000
                                                ---------     ---------
      Total liabilities                           372,664       221,680
                                                ---------     ---------

Stockholder's equity:
    Common stock, no par value                          -             -
    Paid in capital                               144,207        84,115
    Retained earnings (accumulated deficit)         4,535          (439)
                                                ---------     ---------
      Total stockholder's equity                  148,742        83,676
                                                ---------     ---------
                                                $ 521,406     $ 305,356
                                                =========     =========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF OPERATIONS
                            (dollars in thousands)
                                  (unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------

Net sales                                          $  151,067        $  62,978
Cost of goods sold                                     59,941           23,630
                                                   ----------        ---------
    Gross profit                                       91,126           39,348

Selling, distribution, and marketing expenses:
    Selling and distribution                           14,181            6,285
    Trade promotions                                   36,863           15,023
    Consumer marketing                                 13,857            6,280
                                                   ----------        ---------
Total selling, distribution, and marketing expenses    64,901           27,588

Amortization of goodwill and other intangibles          3,222            1,234
General and administrative expenses                     3,744            2,083
Other expenses                                              -                -
Transition related costs (Note 4)                         480              917
                                                   ----------        ---------
Total operating expenses                               72,347           31,822
                                                   ----------        ---------
    Operating income                                   18,779            7,526

Interest income                                          (307)               -
Interest expense                                        8,159            3,665
Amortization of deferred financing expense                526              170
Other bank and financing expenses                          83                -
                                                   ----------        ---------
    Income before income taxes                         10,318            3,691
Income tax provision                                    4,127            1,476
                                                   ----------        ---------

    Net income                                     $    6,191        $   2,215
                                                   ==========        =========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                            STATEMENT OF OPERATIONS
                            (dollars in thousands)


                                                                           Nine Months Ended March 31, 1996
                                                                       -----------------------------------------
                                                               The Company                       Predecessor
                                                    ------------------------------------------------------------
                                                                        Operating Period          Period
                                                     Nine Months       September 19, 1995       July 1, 1995
                                                        Ended               through                through
                                                    March 31, 1997       March 31, 1996       September 18, 1995
                                                    --------------     ------------------     ------------------
                                                     (unaudited)           (unaudited)
Net sales                                              $344,113             $106,362                $21,061
Cost of goods sold                                      143,522               43,304                 10,267
                                                       --------             --------                -------
        Gross profit                                    200,591               63,058                 10,794

Selling, distribution and marketing expenses:
        Selling and distribution                         37,005               11,657                  2,843
        Trade promotions                                 83,908               22,997                  3,699
        Consumer marketing                               23,897                7,875                  1,919
                                                       --------             --------                -------
Total selling, distribution, and marketing expenses     144,810               42,529                  8,461

Amortization of goodwill and other intangibles            9,982                2,641                    689
General and administrative expenses                       9,777                3,557                  1,370
Other expenses                                               48                    -                      -
Transition related costs (Note 4)                         2,073                  917                      -
                                                       --------             --------                -------
Total operating expenses                                166,690               49,644                 10,520
                                                       --------             --------                -------
         Operating income                                33,901               13,414                    274

Interest income                                            (939)                   -                      -
Interest expense                                         24,762                7,979                      -
Amortization of deferred financing expense                1,573                  354                      -
Other bank and financing expenses                           215                    -                      -
                                                       --------             --------                -------
          Income before income taxes                      8,290                5,081                    274
Income tax provision                                      3,316                2,032                    396
                                                       --------             --------                -------
          Net income (loss)                            $  4,974             $  3,049                $  (122)
                                                       ========             ========                =======


                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            (dollars in thousands)
                                  (unaudited)


                                                         Retained
                                                         Earnings
                              Common    Additional     (Accumulated
                              Shares  Paid-in Capital    Deficit)    Total
                              ------  ---------------  ------------  -------

Balance at June 29, 1996        200      $ 84,115        $  (439)    $ 83,676

Capital contribution             --        60,092             --       60,092

Net earnings                     --            --          4,974        4,974
                                ---      --------        -------     --------

Balance at March 31, 1997       200      $144,207        $ 4,535     $148,742
                                ===      ========        =======     ========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)


                                                               Operating Period
                                               Nine Months    September 19, 1995
                                                  Ended            through
                                              March 31, 1997    March 31, 1996
                                              --------------  ------------------
Cash flows from operating activities:
  Net income                                    $   4,974         $   3,049
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                  16,772             4,504
    Deferred income taxes                           1,808             1,049
    Change in assets and liabilities, net
     of effects of businesses acquired:
      (Increase) in accounts receivable           (27,950)          (21,534)
      (Increase) decrease in inventories           (2,748)            3,185
      (Increase) decrease in prepaid
       expenses                                      (256)               39
      Increase in accounts payable                  2,273             6,282
      Increase in accrued expenses                 10,895            12,277
      Increase in income taxes payable              1,456               983
      (Increase) in other assets                   (1,751)               --
                                                ---------         ---------
Net cash provided by operating activities           5,473             9,834
                                                ---------         ---------
Cash flows from investing activities:
  Additions to property, plant, and equipment     (12,717)             (872)
  Payment for acquisition of businesses          (190,222)         (193,287)
  Proceeds from sale of assets                      6,192                --
                                                ---------         ---------
Net cash used in investing activities            (196,747)         (194,159)
                                                ---------         ---------
Cash flows from financing activities:
  Proceeds from short-term borrowings              53,000            34,150
  Proceeds from long-term borrowings              135,000           100,000
  Payment of borrowings                           (54,894)           (4,150)
  Capital contributions                            60,092            69,420
  Debt issuance costs                              (5,631)           (8,583)
                                                ---------         ---------
Net cash provided by financing activities         187,567           190,837
                                                ---------         ---------
(Decrease) increase in cash and cash
 equivalents                                       (3,707)            6,512
Cash and cash equivalents, beginning of
 period                                             4,040               355
                                                ---------         ---------
Cash and cash equivalents, end of period        $     333         $   6,867
                                                =========         =========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1--The Company

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

The prior owners did not operate the Company's product lines as separate divisions, and, accordingly, it is not practicable to present a statement of cash flows during the predecessor period. The Company was granted a waiver by the Securities and Exchange Commission with respect to the presentation of these cash flows.

For further information, reference should be made to the financial statements for the period ended June 29, 1996 and notes thereto included in the Company's Annual Report on Form 10-K on file at the Securities and Exchange Commission.

Note 2--Acquisitions

On September 19, 1995 (commencement of operations), Van de Kamp's, Inc. ("VDK") acquired the assets of the frozen seafood business (which operated as Van de Kamp's) and the frozen dessert product lines (together "the Businesses") from The Pillsbury Company and Pet, Incorporated (together the "Predecessor Company"). The Company acquired the inventories, property, plant, equipment, and intangible assets of the Businesses for a purchase price of $190 million.

On May 6, 1996, substantially all the assets of the Mrs. Paul's frozen food business were purchased from Campbell Soup Company ("CSC") for $73.2 million. The Company acquired the inventories, certain manufacturing equipment, and intangible assets from CSC.

On July 9, 1996, substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker") were purchased for $188.0 million. The Company purchased the Celeste(R) trademark and was granted an exclusive perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition were inventories and the manufacturing facility where the Company produces both product lines. The allocation of purchase price for this acquisition has not been finalized; however, any changes are not expected to be material.

The Company's acquisitions have been accounted for using the purchase method and, accordingly, the results of operations are included in the Statements of Operations from the dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair market value, and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets.

Had the three acquisitions described in this Note 2 taken place July 1, 1995, the unaudited pro forma net sales and income before income taxes would have been $136,441,000 and $12,905,000 for the quarter ended March 31, 1996 and
$321,573,000 and $15,898,000 for the nine months then ended. Results for the quarter and nine months ended March 31, 1997 would not have been significantly different from those reflected in the Statement of Operations.

Note 3--Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):

                                March 31, 1997  June 29, 1996
                                --------------  -------------
           Raw materials            $10,349        $ 6,856
           Packaging                  3,472          2,022
           Finished goods            22,863         21,324
                                    -------        -------
                                    $36,684        $30,202
                                    =======        =======

Note 4--Transition Related Costs

Transition related costs consist of what management believes are one-time costs incurred to establish operations and integrate the businesses acquired, including relocation expenses, recruiting fees, sales training, computer systems conversion, and other one-time transitional expenses.

Note 5--Sale of Assets

On February 3, 1997, the Company sold substantially all of the assets of its whipped topping product line, which was part of the frozen desserts business, including inventory, certain manufacturing equipment, and intangible assets for approximately $7 million in cash. The impact of the sale on current results was not material, and the sale will not significantly impact future results. The net proceeds from the sale, $5.5 million, were used to repay a portion of the Company's senior term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1996 Form 10-K for the period ended June 29, 1996.

A. The following tables set forth, for the periods indicated, the percentage which the items in the Statement of Operations bear to net sales. The Statement of Operations column for the nine months ended March 31, 1996 combines the Company's operating period of September 19, 1995 through March 31, 1996 and the predecessor's period of July 1, 1995 through September 18, 1995, without any pro forma adjustments.

Comparative Results:  Quarter Ended March 31 (unaudited)

                                                              Three Months Ended       Three Months Ended
                                                                March 31, 1997           March 31, 1996
                                                            -----------------------  -----------------------
                                                             (dollars in thousands)  (dollars in thousands)
Net sales                                                   $151,067     100.0%        $62,978       100.0%
Cost of goods sold                                            59,941      39.7%         23,630        37.5%
                                                            --------     ------        -------       ------
        Gross profit                                          91,126      60.3%         39,348        62.5%

Selling, distribution, and marketing expenses:
        Selling and distribution                              14,181       9.4%          6,285        10.0%
        Trade promotions                                      36,863      24.4%         15,023        23.8%
        Consumer marketing                                    13,857       9.2%          6,280        10.0%
                                                            --------     ------        -------       ------
Total selling, distribution, and marketing expense            64,901      43.0%         27,588        43.8%

Amortization of goodwill and other intangibles                 3,222       2.1%          1,234         2.0%
General and administrative expenses                            3,744       2.5%          2,083         3.3%
Other expenses                                                    --       0.0%             --         0.0%
Transition related costs                                         480       0.3%            917         1.4%
                                                            --------     ------        -------       ------
Total operating expenses                                      72,347      47.9%         31,822        50.5%
                                                            --------     ------        -------       ------

        Operating income                                      18,779      12.4%          7,526        12.0%

Interest income                                                 (307)     (0.2)%            --         0.0%
Interest expense                                               8,159       5.4%          3,665         5.8%
Amortization of deferred financing expense                       526       0.3%            170         0.3%
Other bank and financing expenses                                 83       0.1%             --         0.0%
                                                            --------     ------        -------       ------
        Income before income taxes                            10,318       6.8%          3,691         5.9%
Income tax provision                                           4,127       2.7%          1,476         2.4%
                                                            --------     ------        -------       ------
        Net income                                          $  6,191       4.1%        $ 2,215         3.5%
                                                            ========     ======        =======       ======

                             RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

Net Sales. Net sales for the quarter were $151.1 million, an increase of $88.1 million versus the same quarter last year. The increase was due to growth in each of the Company's product lines and the inclusion in the quarter's results of sales of Celeste(R) frozen pizza and Aunt Jemima(R) frozen breakfast products (together "Celeste/Aunt Jemima"), which were acquired during July 1996, and sales of Mrs. Paul's branded seafood, which was acquired in May 1996. VDK seafood sales increased 2.5% versus the same quarter last year.

Compared to 1996 pro forma sales of $136.4 million, sales in the current quarter increased 10.8%. Sales of Celeste/Aunt Jemima increased from $43.1 million to $52.0 million, or 20.7%, due to increased promotional activity. Mrs. Paul's also contributed to the sales growth, increasing from $30.4 million to $34.5 million, or by 13.5%, due to increased promotional activity and new product introductions.

Gross Profit. Gross profit declined from 62.5% of sales in fiscal 1996 to 60.3% in fiscal 1997. The decline was primarily attributable to the inclusion in the 1997 quarter of the Celeste(R) frozen pizza and Aunt Jemima(R) foodservice businesses, which are lower gross margin businesses than the Company's frozen seafood businesses. Partially offsetting this decline was an improvement in the frozen seafood gross margin, which resulted from the integration of Mrs. Paul's seafood production in the Erie, Pennsylvania facility.

The gross margin in the March quarter is generally higher than the gross margin for the remainder of the year due to the high percentage of seafood sold during this period. Seafood sales comprised 91% of total sales in the 1996 quarter and 62% of sales in 1997, which accounted for the relatively high gross margin in the 1996 quarter.

Selling, Distribution, and Marketing Expenses. Selling, distribution, and marketing expenses decreased from 43.8% of sales in the prior year to 43.0% of sales in the current year. The improvement was caused by distribution efficiencies resulting from the businesses acquired during calendar 1996, which were partially offset by increased promotional spending on each of the Company's product lines. Consumer marketing expenses increased significantly in absolute terms but decreased as a percentage of sales due to lower consumer marketing expense on the Celeste/Aunt Jemima businesses.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles increased $2.0 million due to the increase in intangibles resulting from the acquisitions of Mrs. Paul's in the fourth quarter of fiscal 1996 and Celeste/Aunt Jemima in the first quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased $1.7 million to facilitate the management of the businesses acquired during calendar 1996. General and administrative expenses decreased from 3.3% of sales to 2.5% of sales during this period due to efficiencies related to the increased size of the Company.

Transition Related Costs. Transition related costs consist of what management believes to be one-time costs incurred to establish operations and integrate acquired businesses, including relocation expenses, recruiting fees, sales training, broker conversions and orientations, computer systems conversion, and other unique transition expenses.

Interest Expense. Interest expense increased due to the additional financing required to complete the acquisitions of Mrs. Paul's and Celeste/Aunt Jemima.

Income Before Income Taxes. Income before income taxes increased 56.6 million due to the increased size, and therefore operating income, of the Company as well as the operating improvements described previously. Income before taxes decreased $2.5 million versus 1996 pro forma results due to increased trade promotion and consumer marketing expenses necessary to increase sales.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of 40%.


Comparative Results:  Nine Months Ended March 31 (unaudited)

                                                          Nine Months Ended         Nine Months Ended
                                                            March 31, 1997           March 31, 1996
                                                        ----------------------   ----------------------
                                                        (dollars in thousands)   (dollars in thousands)
Net sales                                               $344,113     100.0%      $127,423      100.0%
Costs of goods sold                                      143,522      41.7%        53,571       42.0%
                                                         -------     -----        -------      -----
       Gross profit                                      200,591      58.3%        73,852       58.0%

Selling, distribution, and marketing expenses:
        Selling and distribution                          37,005      10.8%        14,500       11.4%
        Trade promotions                                  83,908      24.4%        26,696       21.0%
        Consumer marketing                                23,897       6.9%         9,794        7.6%
                                                         -------     -----        -------      -----
Total selling, distribution, and marketing expenses      144,810      42.1%        50,990       40.0%

Amortization of goodwill and other intangibles             9,982       2.9%         3,330        2.6%
General and administrative expenses                        9,777       2.8%         4,927        3.9%
Other expenses                                                48       0.0%            --          --
Transition related costs                                   2,073       0.6%           917        0.7%
                                                         -------     -----        -------      -----
Total operating expenses                                 166,690      48.4%        60,164       47.2%
                                                         -------     -----        -------      -----

         Operating income                                 33,901       9.9%        13,688       10.8%

Interest income                                             (939)     -0.3%            --        0.0%
Interest expense                                          24,762       7.2%         7,979        6.3%
Amortization of deferred financing expense                 1,573       0.5%           354        0.3%
Other bank and financing expenses                            215       0.1%            --        0.0%
                                                         -------     -----        -------      -----
        Income before income taxes                         8,290       2.4%         5,355        4.2%
Income tax provision                                       3,316       1.0%         2,428        1.9%
                                                         -------     -----        -------      -----

        Net income                                      $  4,974       1.4%      $  2,927        2.3%
                                                         =======     =====        =======      =====

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

Net Sales. Net sales for the period increased $216.7 million versus prior year to $344.1 million. Sales of Mrs. Paul's seafood and Celeste/Aunt Jemima, product lines acquired in 1996, contributed significantly to the increase in net sales. Van de Kamp's seafood and desserts sales increased 6.5% during the nine months ended March 31, 1997.

Sales increased $22.5 million, or 7%, versus 1996 pro forma sales of $321.6 million. Celeste/Aunt Jemima sales increased by $10.7 million, or 8.4%, to $137.6 million due to focused promotional efforts in both product lines. Mrs. Paul's increased from $67.3 million to $70.8 million, or 5.2%, due to new product introductions and increased promotional activity.

Gross Profit. Gross profit increased from 58.0% of sales in fiscal 1996 to 58.3% in fiscal 1997. The improvement was caused primarily by lower seafood manufacturing costs stemming from the integration of Mrs. Paul's seafood production in the Erie, Pennsylvania facility and lower manufacturing overhead costs versus the Predecessor Company. These improvements more than offset the inclusion of the lower gross margin Celeste(R) frozen pizza and Aunt Jemima(R) foodservice businesses in the current fiscal year.

Selling, Distribution, and Marketing Expenses. Selling, distribution, and marketing expenses increased from 40.0% of sales in the prior year to 42.1% of sales in the current year. The increase in trade promotion spending was caused by (1) higher spending levels to support new product introductions under the Van de Kamp's and Mrs. Paul's brands and (2) the inclusion in fiscal 1997 of the Celeste(R) pizza business, which has a higher rate of trade spending than the seafood product lines. Selling and distribution expenses declined as a percentage of sales due to the development of a lower cost distribution network than the Predecessor Company and distribution efficiencies resulting from the Mrs. Paul's and Celeste/Aunt Jemima acquisitions. Consumer marketing decreased as a percentage of sales because the historical spending rate is lower for the Celeste(R) pizza and Aunt Jemima(R) breakfast products than for the Company's other product lines. The lower spending rate was partially offset by increased consumer spending to support the introduction of new seafood and dessert products during fiscal 1997.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles increased $6.7 million due to the increase in intangibles resulting from the acquisitions of Van de Kamp's in the first quarter of fiscal 1996, Mrs. Paul's in the fourth quarter of fiscal 1996, and Celeste/Aunt Jemima in the first quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased $4.8 million to facilitate the management of the businesses acquired during calendar 1996. General and administrative expenses decreased from 3.9% of sales to 2.8% of sales during this period due to efficiencies related to the increased size of the Company, and lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to businesses during the Predecessor ownership period.

Transition Related Costs. Transition related costs consist of what management believes to be one-time costs incurred to establish operations and integrate acquired businesses, including relocation expenses, recruiting fees, sales training, broker conversions and orientations, computer systems conversion, and other unique transitional expenses.

Interest Expense. Interest expense increased versus the prior period due to additional financing required to complete the acquisitions of Van de Kamp's, Mrs. Paul's, and Celeste/Aunt Jemima.

Income Before Income Taxes. Income before income taxes increased $8.3 million due to the increased size, and therefore operating income, of the Company as well as the operating improvements described previously. Income before taxes decreased $7.6 million versus 1996 pro forma results due to increased trade promotion and consumer marketing expenses necessary to increase sales.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of 40%. This rate is lower than the rate experienced by the prior owners, primarily because the Company's amortization of goodwill is deductible for income tax purposes.

                        LIQUIDITY AND CAPITAL RESOURCES

On July 9, 1996, the Company acquired substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker Oats") for approximately $188 million. These assets included the Celeste frozen pizza business and the Aunt Jemima frozen breakfast products business of Quaker Oats. The acquisition was financed by (i) an equity capital contribution of $40 million from VDK Holdings, Inc. (the Company's parent); (ii) $135 million of additional borrowings through the Company's existing senior bank facility, and
(iii) a $20 million senior secured convertible loan which is secured by cash collateral posted by VDK Holdings, Inc. ("Holdings"). Total sources of financing of $195 million were used to fund the acquisition and pay transaction fees and expenses. In March 1997, the Board of Directors of Van de Kamp's directed the Company to repay the $20 million senior secured convertible loan with the cash collateral balance funded by Holdings. The cash received from Holdings was recorded as a capital contribution and used to repay the loan.

For the nine months ended March 31, 1997, cash provided by operations was $5.5 million. Net income before depreciation and amortization provided $21.7 million of operating cash flow, which was offset by a use of $16.2 million in cash to fund working capital requirements. Current assets, excluding cash, increased $34.8 million primarily due to the acquisition of the Quaker Oats frozen food businesses, which resulted in increased accounts receivable and inventory balances. The increases in current assets were partially offset by a $14.2 million increase in accounts payable and accrued expenses.

The Company spent $12.7 million on property, plant, and equipment during the nine month period ended March 31, 1997, the majority of which was expended to relocate and install the Mrs. Paul's production lines purchased from Campbell Soup Company into the Company's Erie, Pennsylvania facility and upgrade refrigeration capacity and building layout to accommodate the installation of the lines. On March 27, 1997, the Company requested and received an amendment to the Second Amended and Restated Credit and Guarantee Agreement (the "Agreement") whereby the approval was granted to spend $14.5 million, an increase of $4.0 million, on property, plant, and equipment during fiscal 1997. The increase was necessary to complete the installation of the production lines and take advantage of other capital projects.

At March 31, 1997, the Company had $0.3 million of cash and cash equivalents and an unused commitment of $10.6 million on its $25 million revolving debt facility, net of reduction for previously issued letters of credit. Cash provided by operations and borrowings under the revolving credit facility are the primary sources of liquidity. The available borrowing capacity under the revolving credit facility, combined with cash provided by operations, should continue to provide the Company with the flexibility to fund future operations as well as to meet existing obligations.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
Number    Exhibit
-------   -------


   2.1 Asset Purchase Agreement, dated as of February 3, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc.

   2.2    Amendment to Asset Purchase Agreement, dated as of
          February 13, 1997, between Van de Kamp's, Inc. and
          Morningstar Foods, Inc.

   3.1 Certificate of Incorporation of Van de Kamps, Inc. with amendments thereto (incorporated by reference to Exhibit 3.1 of Van de Kamp's, Inc. Form S-4 filed October 4, 1995
          (the "S-4")).

   3.2 Amended and Restated By-laws of Van de Kamp's, Inc. (incorporated by reference to Exhibit 3.2 to the S-4).

  10.1    Second Amendment to the Second Amended and Restated Credit and
          Guarantee Agreement, dated as of March 27, 1997, among VDK
          Holdings, Inc., Van de Kamp's, Inc., the banks, and other financial institutions named as parties thereto and The Chase
          Manhattan Bank, N.A., as agent.

  27.1    Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VAN DE KAMP'S, INC.




Dated        May 15, 1997         By:     /s/ Timothy B. Andersen
      --------------------------      ------------------------------------
                                              Timothy B. Andersen
                                          Chief Financial Officer and
                                         Vice President, Administration
                                          and duly authorized officer

                               INDEX TO EXHIBITS

Exhibit
Number                        Exhibit                                  Page No.
-------                       -------                                  --------
  2.1        Asset Purchase Agreement, dated as of February 3,
             1997, between Van de Kamp's, Inc. and Morningstar
             Foods, Inc.

  2.2        Amendment to Asset Purchase Agreement, dated as of
             February 13, 1997, between Van de Kamp's, Inc.
             and Morningstar Foods, Inc.

  3.1        Certificate of Incorporation of Van de Kamps, Inc.
             with amendments thereto (incorporated by reference to Exhibit 3.1 of Van de Kamp's, Inc. Form S-4 filed October 4, 1995 (the "S-4")).

  3.2        Amended and Restated By-laws of Van de Kamp's, Inc.
             (incorporated by reference to Exhibit 3.2 to the S-4).

 10.1        Second Amendment to the Second Amended and Restated
             Credit and Guarantee Agreement, dated as of March 27, 1997, among VDK Holdings, Inc., Van de Kamp's,
             Inc., the banks, and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA, as agent.

 27.1        Financial Data Schedule