Form 10-K
period 1997-06-30
VAN DE KAMPS INC
filed 1997-09-29
CIK 1001839

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                  (Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________

                        Commission file number 33-97752

                              VAN DE KAMP'S, INC.
            (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                        43-1721518
           ---------                                       ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                         1000 St. Louis Union Station
                          St. Louis, Missouri  63103
                    (Address of Principal Executive Office)

                                (314) 241-0303
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
      None
      -------------------              _________________________________________

      Securities registered pursuant to Section 12(g) of the Act
      None                  (Title of Class)
      ----------------------------------------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
                                                            September 24, 1997

Common stock, no par value                                                 200

PART I
------

ITEM 1:   BUSINESS
------------------

Business History
----------------

Van de Kamp's, Inc., a Delaware corporation (the "Company"), began operations on September 19, 1995 when it acquired the Van de Kamp's(R) frozen seafood business and certain frozen dessert product lines (together the "Businesses" and prior to September 19, 1995, the "Predecessor") from The Pillsbury Company ("Pillsbury") and PET Incorporated ("PET"). The Company acquired the Businesses from the Predecessor for a purchase price of $190.0 million. The Company acquired the inventories, property, plant and equipment, and intangible assets of the Businesses and paid Pillsbury $2.0 million, a contractually agreed upon amount, to retain all of the Businesses' current liabilities. The acquisition was financed by (i) an equity capital contribution of approximately $70.0 million from its parent VDK Holdings, Inc., a Delaware corporation ("Holdings"),
(ii) senior subordinated notes in the amount of $100.0 million, and (iii) the borrowing by the Company of $32.0 million under the senior secured bank facilities. Holdings is wholly owned by VDK Foods LLC, a Delaware limited liability company ("Foods").

On May 6, 1996, substantially all the assets of the Mrs. Paul's frozen food business were purchased from Campbell Soup Company ("CSC") for $73.2 million. The Company acquired the inventories, certain manufacturing equipment, and intangible assets from CSC. The acquisition was financed by (i) an equity capital contribution of $15.0 million from Holdings, and (ii) the borrowing by the Company of $60.0 million under its senior secured bank facilities.

On July 9, 1996, Van de Kamp's, Inc. acquired substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker"). The assets acquired were the Celeste(R) brand of frozen pizza and the Aunt Jemima(R) brand of frozen breakfast products (together, "Quaker Frozen Food Business"). The Company purchased the Celeste(R) trademark and was granted an exclusive, perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition was the Jackson, Tennessee manufacturing facility where the Company produces both product lines. The purchase price of $185.8 million was financed by (i) an equity capital contribution from Holdings of $40.0 million, (ii) the borrowing by the Company of $135.0 million under its senior secured bank facility, and (iii) a $20.0 million senior secured convertible loan secured by cash collateral posted by Holdings. The cash collateral balance received from Holdings was recorded as a capital contribution and used to repay the senior secured convertible loan in March 1997.

Products and Markets
--------------------

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

  [LOGO OF PET-RITZ]    [LOGO OF VAN DE KAMP'S]    [LOGO OF ORONOQUE ORCHARDS]

[LOGO OF MRS. PAUL'S]      [LOGO OF CELESTE]           [LOGO OF AUNT JEMIMA]

The Company seeks to generate volume growth and expand the market share of its products through media advertising and promotional efforts stressing product quality and brand identification. The Company's principal marketing strategy is to distinguish target markets for its frozen food product portfolio and focus sales, production, and marketing efforts in order to generate consumer demand from those markets. The Company's products are sold nationwide to supermarkets and other retail channels. The Company sells its products through a network of frozen food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers.

In the foodservice market, the Company sells primarily frozen breakfast products. Customers include military bases, restaurant chains, hotels, schools, hospitals, correction facilities, and business/industry. The Company's products are sold either direct or through a food service distributor.

Industry
--------

Van de Kamp's, Inc. participates in the frozen convenience food category. The retail market for frozen convenience foods is primarily driven by consumers' desire for food that is convenient, easy to prepare, provides a good price/value relationship and offers meal occasion alternatives. The Company's primary product lines which compete in this industry segment are frozen seafood, frozen desserts, frozen vegetables, frozen pizza and frozen breakfast products.

Financial Information About Industry Segments
---------------------------------------------

During fiscal years 1997 and 1996, the Company was engaged only in the frozen food business and related activities. Accordingly, no separate industry segment information is provided.

Trademarks
----------

The Company's products are marketed under trademarks owned by or licensed to the Company. The Company owns or licenses over 15 trademark registrations. The Company's trademarks are among its most valuable assets as it pursues its strategy of building brands throughout the country.

Competition
-----------

The market for frozen convenience foods is large and competitive with numerous brands and products. The Company has numerous competitors for its various product lines and competes in all its markets with national and regional companies. Competition is based primarily on price, quality and convenience.

The Company produces and markets two of the leading retail brands of frozen seafood in the United States. The Company's frozen seafood products compete with other brands of frozen seafood and with alternative frozen convenience foods such as frozen chicken nuggets, frozen pizza and frozen Mexican dishes. The Company's frozen desserts are sold primarily in regional markets and competition varies by region and product line. The competition includes alternative dessert offerings as well as comparable non-frozen products. The Company's frozen vegetable product line competes against other frozen and non-frozen products as a convenient side dish to main course meals. The Company's frozen pizza product offering competes with other frozen pizza manufacturers and home delivered pizzas as well as main meal occasion alternatives. The Company's frozen breakfast products compete with other frozen breakfast offerings as well as non-frozen breakfast products.

Quality Control
---------------

Quality control processes at the Company's principal manufacturing facilities emphasize applied research and technical services directed at quality control and product improvement.

The Company's products and manufacturing facilities are subject to various laws and regulations administered by the Federal Food and Drug Administration, the United States Department of Agriculture, and other federal, state, and local governmental agencies relating to the quality of products, safety, and sanitation. The Company believes that it complies with such laws and regulations in all material respects.

Customers
---------

The Company's business is not dependent upon a single customer or a small number of customers, the loss of whom would have a material adverse effect on the Company's operations.

Seasonality
-----------

The Company has some seasonality among its product lines. Sales of frozen seafood products tend to be higher over the period January through April, which includes the Lenten period. In frozen desserts, sales are higher for cream pies in May through August and for frozen pie shells during the November and December holiday baking season.

The Company experiences peaks in its working capital cycle in anticipation of its sales seasonality. The Company builds inventory during the months of August through December in advance of the holiday baking season and the Lenten period. In addition, there is an inventory increase in the spring in advance of the cream pie selling season. Receivables tend to increase during high seasonal sales months but decline to normal levels thereafter.

Raw Materials and Supplies
--------------------------

The principal raw materials used by the Company are fish, flour, egg, cheese, milk, sugar, various fruits, vegetable oils, other agricultural products, and paper and plastic for packaging materials. All such materials and supplies are available from numerous independent suppliers. The Company's objective is to procure ingredients meeting both the Company's production needs and its quality standards and at the lowest aggregate cost to the Company.

Environmental Matters
---------------------

The Company is subject to a number of federal, state, and local statutes, rules, regulations and ordinances in the United States relating to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes), or otherwise relating to the protection of the environment. The Company has implemented a program to monitor compliance with environmental laws and is continually examining its methods of operation and product packaging to lower its use of natural resources.

Research and Development
------------------------

The Company's primary research and development facility is located at its corporate office in St. Louis, Missouri. The department is responsible for nearly all of the food research and product development for the Company. Van de Kamp's, Inc. research and development resources are focused on new product development, product enhancement, process design and improvement, packaging and exploratory research in new business areas.

Employees
---------

As of September 24, 1997, the Company had a total of 1,197 employees. The hourly employees at the Chambersburg, Pennsylvania manufacturing facility are represented by the International Brotherhood of Teamsters. None of the Company's other employees are represented by a union. Management believes that its relations with its employees are generally excellent.

ITEM 2:  PROPERTIES
-------------------

The Company owns and operates three manufacturing facilities that are subject to security interests granted to the Company's senior lenders under its senior secured bank facility. The Company manufactures frozen seafood products out of a 116,000 square foot facility in Erie, Pennsylvania. Frozen desserts, frozen vegetables and certain frozen seafood products are manufactured at the Company's 180,000 square foot facility in Chambersburg, Pennsylvania. The Company has a 302,000 square foot manufacturing facility in Jackson, Tennessee, which produces frozen pizza and frozen breakfast products. The Company leases its approximately 40,000 square foot headquarters office in St. Louis, Missouri pursuant to a lease that will expire during fiscal year 2001, subject to one five year renewal option.

All of the Company's facilities are generally in good physical condition, are well maintained, and are suitable for the manufacture of the particular product line for which it is used. The Company's facilities generally operate with some available capacity. The Company is currently increasing production capacity to accommodate estimated growth in certain of its product lines. New production lines and associated equipment will be purchased and installed during fiscal 1998.

ITEM 3:   LEGAL PROCEEDINGS
---------------------------

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

Not applicable.

PART II
-------

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

There is no established public trading market for the Company's common stock. All of its issued and outstanding shares of common stock are owned by Holdings. No cash dividends have been declared since the incorporation of the Company. The Company is restricted under its senior secured bank facilities from declaring dividends, with certain limited exceptions, including for payment of Holdings' and Foods' taxes, to pay Holdings' and Foods' fees and expenses in connection with acquisitions, and to make payments under Holdings' incentive compensation plan.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

The selected financial data presented below, as of June 30, 1997 and June 29, 1996 and for the periods June 30, 1996 through June 30, 1997 and September 19, 1995 through June 29, 1996 is derived from the Company's audited financial statements. The selected financial data of the Predecessor for the period July 1, 1995 through September 18, 1995 and for the years ended June 30, 1995, 1994 and 1993 is derived from the audited Combined Statements of Income of the Predecessor. The selected financial data should be read in conjunction with the Company's financial statements and the Predecessor's Combined Statements of Income and notes thereto included in Item 14.

(dollars in thousands)       Van de Kamp's, Inc.                                            Predecessor
                      ---------------------------------    -----------------------------------------------------------------------
                                       Period September        Period July
                        Year ended     19, 1995 through       1, 1995 through       Year ended      Year ended        Year ended
                      June 30, 1997      June 29, 1996      September 18, 1995     June 30, 1995  June 30, 1994     June 30, 1993
                      -------------    ----------------    -------------------     -------------  --------------    --------------
Net sales                $435,476           $143,296                 $20,545           $149,359        $153,314          $159,004
Gross profit              254,535             82,929                   9,567             83,248          85,433            81,617
Operating income           40,437             12,348                     274             15,988          18,619            16,549
Net income                  4,153               (439)                   (122)             8,272           9,850             8,486
Total assets (1)          509,591            305,499                       -                  -               -                 -
Total debt (1)            312,856            188,750                       -                  -               -                 -

(1) Total assets and total debt for the period ended September 18, 1995 and the years ended June 30, 1995, 1994 and 1993 are not available. The Predecessor did not operate the Businesses as separate divisions or business entities and therefore maintained debt and certain other components of assets and liabilities on a consolidated basis. See Note 2 to the Combined Statement of Operations of the Van de Kamp's and Frozen Dessert Product Lines of PET Incorporated contained in Item 14.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1997, 1996, etc.) in this discussion refer to the Company's June-ending fiscal years.

Results of Operations
---------------------

The following table sets forth for the periods indicated the percentage which the items in the Statements of Operations bear to net sales and the percentage change of such items compared to the indicated prior period. Certain amounts from prior years have been reclassified to conform with the Company's current year presentation. The Statement of Operations column for the period July 1, 1995 through June 29, 1996 combines the Company's operating period September 19, 1995 through June 29, 1996, including the operations of the Mrs. Paul's(R) business for the period May 6, 1996 through June 29, 1996, and the Predecessor's operating period of July 1, 1995 through September 18, 1995. The Statement of Operations column for the period July 1, 1994 through June 30, 1995 is that of the Predecessor.



                                                                                                      Increase      Increase
                                           June 30,              July 1,            July 1,          (Decrease)    (Decrease)
                                         1996 through          1995 through       1994 through         1996 to      1995 to
(dollars in thousands)                  June 30, 1997         June 29, 1996       June 30, 1995         1997          1996
                                    -------------------    ------------------   ------------------  -----------   ----------
Net sales                             $435,476   100.0%     $164,357   100.0%   $152,382   100.0%     165.0%           7.9%
Cost of goods sold                     180,941    41.6        70,634    43.0      63,170    41.5      156.2           11.8
                                    -----------  ------    ---------   ------   --------   ------   ----------     ----------
  Gross profit                         254,535    58.4        93,723    57.0      89,212    58.5      171.6            5.1

Selling, distribution and
  marketing expenses:
    Selling and distribution            45,352    10.4        18,744    11.4      17,340    11.4      142.0            8.1
    Trade promotions                   108,925    25.0        36,216    22.0      34,530    22.7      200.8            4.9
    Consumer marketing                  29,524     6.8        13,255     8.1       8,260     5.4      122.7           60.5
                                    -----------  ------    ---------   ------   --------   ------   ----------     ----------
Total selling, distribution and
  marketing expenses                   183,801    42.2        68,215    41.5      60,130    39.5      169.4           13.4

Amortization of goodwill and
  other intangibles                     13,142     3.0         4,912     3.0       3,305     2.2      167.5           48.6
General and administrative
  expenses                              14,270     3.3         6,637     4.0       9,789     6.4      115.0          (32.2)
Transition related costs                 2,885     0.7         1,337     0.8           -       -      115.8             -
                                    -----------  ------    ---------   ------   --------   ------   ----------     ----------
    Total operating expenses           214,098    49.2        81,101    49.3      73,224    48.1      164.0           10.8
                                    -----------  ------    ---------   ------   --------   ------   ----------     ----------
    Operating income                    40,437     9.3        12,622     7.7      15,988    10.5      220.4          (21.1)

Interest income                           (965)   (0.2)         (135)   (0.1)          -       -      614.8             -
Interest expense                        32,499     7.5        12,469     7.6           -       -      160.6             -
Amortization of deferred
  financing expense                      2,108     0.5           607     0.4           -       -      247.3             -
Other bank and financing expenses          265     0.1            79     0.0           -       -      235.4             -
                                    -----------  ------    ---------   ------   --------   ------   ----------     ----------

  Income (loss) before income taxes      6,530     1.5          (398)   (0.2)     15,988    10.5    1,740.7         (102.5)

Provision for income taxes               2,377     0.5           163     0.1       7,716     5.1    1,358.3          (97.9)
                                    -----------  ------    ---------   ------   --------   ------   ----------     ----------

     Net income (loss)                  $4,153     1.0%        ($561)   (0.3%)    $8,272     5.4%     840.3%        (106.8%)
                                    ===========  ======    =========   ======   ========   ======   ==========     ==========

       YEAR ENDED JUNE 30, 1997 COMPARED TO THE YEAR ENDED JUNE 29, 1996

Net Sales. Net sales for the year increased $271.1 million over the prior year to $435.5 million. Mrs. Paul's(R) seafood, which was acquired from CSC on May
6, 1996, generated $85.8 million in the first full year of ownership. Celeste
(R)/Aunt Jemima(R), which was acquired from Quaker on July 9, 1996, added
$184.1 million in sales following the acquisition. Van de Kamp's(R) seafood sales increased $10.5 million, or 8.7% versus the prior year, largely due to the successful introduction of flavored baked and grilled fillet products. Desserts sales decreased $1.0 million versus 1996 due to lower whipped topping sales volume resulting from the divestiture of the product line in February 1997. Excluding the impact of whipped topping sales in both years, desserts sales grew $5.7 million or 26.4% due to increased promotional efforts and new product introductions.

Compared to 1996 pro forma sales of $401.5 million, sales increased $34.0 million, or 8.5%. Mrs. Paul's(R) sales increased by $4.7 million, or 5.8%, due to new product introductions which were supported by advertising and increased promotional activity. Celeste(R) pizza sales increased by $4.1 million, or 6.0%, behind focused promotional programs and more effective trade spending. Aunt Jemima(R) sales increased by $11.6 million, or 16.7%, due to increased consumer marketing and trade promotion spending. Foodservice sales increased $4.1 million, or 15.8% versus the prior year, due to a focused selling effort on frozen breakfast products.

Gross Profit. Gross profit increased from 57.0% as a percentage of net sales in fiscal 1996 to 58.4% in fiscal 1997. The improvement was caused primarily by lower seafood manufacturing costs stemming from the integration of Mrs. Paul's(R) seafood production in the Erie, Pennsylvania facility and the effect of the sale of the lower margin private label whipped topping product line in February 1997.

Selling, Distribution, and Marketing Expenses. Selling, distribution, and marketing expenses increased from 41.5% as a percentage of net sales in the prior year to 42.2% in the current year. The increase was due to an increase in trade promotion expense, which was partially offset by lower selling and distribution expense and lower consumer marketing expense.

The increase in trade promotion spending was caused by (i) higher spending levels to support new product introductions under the Van de Kamp's(R) and Mrs. Paul's(R) brands, and (ii) the inclusion in fiscal 1997 of the Celeste(R) pizza business which has a higher rate of trade spending than the seafood product lines. Selling and distribution expenses declined as a percentage of net sales due to the development of a lower cost distribution network than the Predecessor and distribution efficiencies resulting from the Mrs. Paul's(R) and Celeste(R)/Aunt Jemima(R) acquisitions. Consumer marketing decreased as a percentage of net sales because the spending rate was lower for the Celeste(R) pizza and Aunt Jemima(R) breakfast products than for the Company's other product lines. The lower Celeste(R)/Aunt Jemima(R) spending rate was partially offset by increased consumer spending to support the introduction of new seafood and dessert products during fiscal 1997.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles increased $8.2 million due to the increase in intangibles resulting from the acquisitions of Van de Kamp's(R) in the first quarter of fiscal 1996, Mrs. Paul's(R) in the fourth quarter of fiscal 1996, and Celeste(R)/Aunt Jemima(R) in the first quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased $7.6 million in order to facilitate the management of the businesses acquired during calendar 1996. General and administrative expenses decreased from 4.0% as a percentage of net sales to 3.3% during this period due to delays in reaching full staffing levels following the Mrs. Paul's(R) and Celeste(R)/Aunt Jemima(R) acquisitions, and lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to the businesses during the Predecessor ownership period.

Transition Related Costs. Transition related costs of $2.9 million consist of what management believes to be one-time costs incurred to establish operations and integrate acquired businesses, including relocation expenses, recruiting fees, sales training, broker conversions and orientations, computer systems conversion, and other unique transitional expenses. The increase in transition related costs was mainly attributable to the Celeste(R)/Aunt Jemima(R) acquisition and additional CSC costs not incurred in the prior year.

Interest Expense. Interest expense increased versus the prior year due to additional debt financing required to complete the acquisition of Celeste(R)/Aunt Jemima(R) and the inclusion of a full year of interest and debt resulting from Van de Kamp's(R) Businesses and Mrs. Paul's(R) acquisitions.

Income Before Income Taxes. Income before income taxes increased $6.9 million due to the increased size, and therefore operating income, of the Company as well as the operating improvements described previously.

Provision for Income Taxes. The Company's combined effective federal and state tax rate for fiscal year 1997 was 40%. This rate was lower than the rate experienced by the prior owners, primarily because the Company's amortization of goodwill is deductible for income tax purposes.

   YEAR ENDED JUNE 29, 1996 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1995

Net Sales. Consolidated net sales increased $12.0 million to $164.4 million for the year ended June 29, 1996. This was an increase of 7.9% from the prior year sales of $152.4 million.

Frozen seafood sales increased $14.3 million, or 12.5%, due to incremental advertising and promotional support for this segment of the business during the key Lenten season and the acquisition of Mrs. Paul's(R) in May 1996. Seafood sales trailed prior year levels in the first half of the fiscal year, which included two and one-half months of the Predecessor ownership, due to transition and start-up difficulties associated with the Company's formation and its acquisition of the business from Pillsbury. In the second half of the year, Van de Kamp's(R) brand seafood sales exceeded prior year sales by $7.3 million. This sales increase was due to higher volumes of $5.6 million associated with the increased advertising and promotion support and a price increase instituted on selected seafood products in December of 1995, which accounted for higher sales of $1.7 million.

Mrs. Paul's(R) sales were $8.3 million during the Company's ownership period May 6 through June 29, 1996.

Sales of frozen dessert products decreased $2.3 million, or 6.3%, due to lack of sales and marketing support by the Predecessor and increased competitive pressure in the whipped topping segment. Frozen dessert sales rebounded in the June quarter with a 3.4% increase over the prior year, which was the result of key marketing initiatives put into place to take advantage of the peak spring sales period.

Gross Profit. Gross profit increased $4.5 million, or 5.1%, to $93.7 million from $89.2 million during the prior year.

The gross profit on seafood products increased $7.2 million, or 10.1%. Increased sales offset a gross margin decline of 1.5 percentage points. The decline in the gross margin percentage was caused by higher fixed production costs during the Predecessor ownership period. The gross margin during the Company's ownership period increased by 0.3 percentage points versus the prior year. During the Company's ownership period, results were favorable in comparison to the prior year's results due to higher selling prices and improvements in plant yield, throughput and overhead spending.

Frozen dessert gross profit fell $2.7 million, or 15.5%, with a gross margin decline of 4.6 percentage points. The decline was the result of product mix changes, including a shift to lower margin private label sales, competitive pricing in whipped toppings and higher packaging and ingredient costs.

Mrs. Paul's(R) contributed $4.1 million in gross profit during the Company's ownership period May 6 through June 29, 1996. The gross margin during that period was 50.0%, reflecting CSC's higher production costs. Mrs. Paul's(R) products were produced by CSC during the fourth quarter in order to accumulate sufficient inventory prior to the relocation of the production equipment from CSC to the Company's Erie and Chambersburg facilities.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses for the year were 41.5% as a percentage of net sales versus 39.5% in the prior year. Approximately $4.0 million of the $8.1 million increase was the result of the acquisition of Mrs. Paul's(R).

Selling and distribution expenses remained flat as a percentage of net sales, reflecting slightly higher freight and warehousing rates offset by a reduction in brokerage expenses. Trade promotions declined by 0.7 percentage points due to lower trade spending during the Predecessor ownership period and a sales mix shift toward private label frozen desserts, on which trade spending is negligible.

Consumer support increased $5.0 million, or 2.7 percentage points primarily due to higher advertising and promotional spending. The majority of this increase, or $4.1 million, was focused on the Company's seafood products. Consumer support was the key driver behind successfully reversing historical sales trends and returning seafood sales to growth.

General and Administrative Expenses. General and administrative expenses totaled $6.6 million for the year, or 4.0% as a percentage of net sales, which was $3.2 million lower than the prior year. This amount included a first quarter corporate allocation from Pillsbury. Prior year expense of $9.8 million was a combination of PET and Pillsbury corporate allocated expenses. The reduction in expenses reflected the lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to the Businesses during the Predecessor ownership periods.

Transition Related Costs. Transition related costs of $1.3 million consist of what management believes are one-time costs incurred to establish Van de Kamp's, Inc.'s operations, including expenditures to regain distribution of products that had been discontinued during the transition of the Businesses and Mrs. Paul's(R) from the Predecessor and CSC to the Company, relocation expenses, recruiting fees, sales training, computer systems training, and other one-time transitional expenses.

Operating Income. Operating income decreased $3.4 million, or 21.1%, to $12.6 million. In addition to the factors noted above, amortization of goodwill and other intangibles increased $1.6 million versus the prior year.

Interest Expense. Interest expense was $12.3 million for the fiscal year ended June 29, 1996, or 7.5% of sales. During Predecessor ownership periods, debt and related interest expense were not allocated to the Businesses.

Income Before Income Taxes. The provision for income taxes decreased to $0.2 million from $7.7 million in the prior year. This decrease was primarily the result of lower earnings in the current period as caused by matters previously discussed.

Net Income. The Company incurred a $0.6 million loss for fiscal 1996 as compared to a profit of $8.3 million for fiscal 1995 as a result of the factors noted above.

                        LIQUIDITY AND CAPITAL RESOURCES

On July 9, 1996, the Company acquired substantially all of the assets of the frozen food division of Quaker for approximately $185.8 million. These assets included the Celeste(R) frozen pizza business and the Aunt Jemima(R) frozen breakfast products business of Quaker. The acquisition was financed by (i) an equity capital contribution of $40.0 million from Holdings, (ii) $135.0 million of additional borrowings through the Company's existing senior bank facility, and (iii) a $20.0 million senior secured convertible loan which was secured by cash collateral posted by Holdings. Total sources of financing of $195.0 million were used to fund the acquisition and pay transaction fees and expenses. The cash collateral balance received from Holdings was recorded as a capital contribution and used to repay the senior secured convertible loan in March 1997.

Total debt at June 30, 1997 was $312.9 million, an increase of $124.1 million from June 29, 1996. The increase in debt was the result of the additional financing required to fund the acquisition of the Quaker Frozen Food Business, partially offset by scheduled and additional principal payments of $15.9 million in the current year. The debt consisted of $212.9 million of senior secured term and revolving debt and $100.0 million of senior subordinated notes outstanding. The interest rate on the subordinated notes is 12.0%, with semi-annual interest payments which commenced in March 1996. The senior secured term debt, of which $13.1 million will mature during fiscal year 1998, bears interest at a spread to prime or Eurodollar base rates. The weighted average interest rate at June 30, 1997 for the senior secured term debt was 8.6%. Interest is generally payable quarterly and principal payments are semi-annual.

The Company also has a $25.0 million senior secured revolving credit facility with a $5.0 million outstanding balance at June 30, 1997. The available capacity under the revolving credit facility is subject to limitations based on letters of credit.

For the year ended June 30, 1997, cash provided by operations was $18.5 million. Net income before depreciation and amortization provided $26.5 million of operating cash flow, which was offset by a use of $10.3 million in cash to fund working capital requirements. Current assets, excluding cash, increased $25.0 million primarily due to the acquisition of the Quaker Frozen Food Business, which resulted in increased accounts receivable and inventory balances. The increases in current assets were partially offset by a $8.5 million increase in accounts payable and accrued expenses.

Net cash used in investing activities was $200.9 million in 1997. In addition to the acquisition of the Quaker Frozen Food Business, the Company expended $14.4 million in fiscal 1997 for capital expenditures. The majority of the spending in fiscal 1997 was incurred to relocate and install the Mrs. Paul's(R) production lines purchased from CSC into the Company's Erie, Pennsylvania facility and upgrade refrigeration capacity and building layout to accommodate the installation of the lines. The Company expects to spend approximately $16.4 million on capital expenditures in fiscal 1998. The Company anticipates that these expenditures will be funded from internal sources and available borrowing capacity.

During 1997, cash of $188.0 million was provided by financing activities, primarily from additional borrowings of $155.0 million, periodic draws on the revolving credit facility of $33.0 million and capital contributions of $60.1 million. Payments on borrowings in 1997 were approximately $63.9 million which includes repayment of the $20.0 million senior secured convertible loan, a $5.5 million reduction in senior secured long term debt from net proceeds generated by the sale of the whipped topping business, $10.4 million in principal payments on senior secured term debt and $28.0 million of periodic repayments on the revolving credit facility.

At June 30, 1997, the Company had $0.3 million of cash and cash equivalents and an unused commitment of $19.6 million on its $25.0 million revolving debt facility, net of reduction for previously issued letters of credit. Cash provided by operations and borrowings under the revolving credit facility are the primary sources of liquidity. The available borrowing capacity under the revolving credit facility, combined with cash provided by operations, should continue to provide the Company with the flexibility to fund future operations as well as to meet existing obligations.

Impact of New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will not have any impact on the financial position or results of operations of Van de Kamp's, Inc.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not have any impact on the financial position or results of operations of Van de Kamp's, Inc.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Reference is made to Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

PART III
--------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

The names, ages and positions of all directors and executive officers of Van de Kamp's, Inc., as of September 24, 1997, are listed below, followed by a brief account of their business experience for at least the past five years. Directors and officers serve in their positions until their resignation or removal. Officers serve at the pleasure of the Board of Directors.

Name                       Age   Position(s)
----                       ---   -----------

Ian R. Wilson               68   Chairman of the Board of Directors
Thomas O. Ellinwood         42   President and Director
Ray Chung                   49   Executive Vice President
James B. Ardrey             39   Executive Vice President and Director
Timothy B. Andersen         43   Chief Financial Officer and Vice President -
                                 Administration
Thomas J. Youngerman        46   Vice President - Sales
C. Renee Sloan              35   Vice President - Marketing
Olafur Gudmundsson          38   Vice President - Purchasing and Research and
                                 Development
Gregory L. Smith            33   Vice President - Manufacturing and Distribution
M. Laurie Cummings          34   Vice President and Secretary
Peter Lamm                  45   Director
Andrea Geisser              54   Director
Nicholas Dennis             50   Director
Clive A. Apsey              49   Director
Charles J. Delaney          37   Director
Robert V. Dale              60   Director

IAN R. WILSON - CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Wilson is the managing partner of Dartford Partnership, LLC ("Dartford"), a private investment partnership focused on the food and beverage industries. Mr. Wilson was formerly Chairman and Chief Executive Officer of Windmill Corporation ("Windmill"), a leading specialty miller and supplier of branded consumer products which he founded in March 1989. Mr. Wilson was also formerly Chairman and Chief Executive Officer of Wyndham Foods, Inc. ("Wyndham"), a major cookie company he founded in 1985 and positioned as the leading popular priced cookie company in the United States. From 1983 to 1984, Mr. Wilson was the Chairman and Chief Executive Officer of Castle & Cooke (Dole), an international food and real estate concern. Prior to Castle & Cooke, Mr. Wilson spent 25 years with The Coca-Cola Company, initially in South Africa, where he was Plant Manager of Johannesburg and later Vice President - Area Manager for Southern Africa, and also served in a series of international operating management positions. Ultimately, Mr. Wilson served as Vice Chairman of The Coca-Cola Company and President of the Pacific Group. Mr. Wilson's past and present service as a director includes membership on the boards of Novell, Inc., Revlon, Inc., Crown Zellerbach Corporation, Castle & Cooke, Inc., Wilson Bottling Corporation, Golden State Foods, Windy Hill Pet Food Company, Inc. and Aurora Food Inc.

THOMAS O. ELLINWOOD - PRESIDENT AND DIRECTOR

Mr. Ellinwood has been responsible for the management of the Van de Kamp's, Inc's. Businesses since PET acquired the Businesses from Grand Metropolitan, PLC ("Grand Met") in October 1989, when he headed the acquisition and integration team as Director/Marketing Manager. Mr. Ellinwood was Vice President and General Manager of PET from March 1992 until the Company acquired the Businesses. Between 1990 and 1992, Mr. Ellinwood held the position of Vice President - Marketing. Prior to PET's acquisition of the Van de Kamp's, Inc. Businesses, from 1986 to 1989, Mr. Ellinwood held various positions of increasing responsibility with PET's sales and marketing departments. Mr. Ellinwood served as General Manager of Omar, Inc., a privately-owned aerospace manufacturing company from 1983 to 1986. From 1977 to 1983, Mr. Ellinwood was a pilot in the U.S. Navy.

RAY CHUNG - EXECUTIVE VICE PRESIDENT

Mr. Chung is a partner in Dartford. Mr. Chung has previously served as a Director, Executive Vice President and Chief Financial Officer of Windmill from 1989 to 1995 and as a Director, Executive Vice President and Chief Financial Officer of Wyndham from 1985 to 1990. From May 1984 to September 1985, Mr. Chung served as Vice President - Finance for the Kendall Company (Colgate-Palmolive). Between 1981 and 1984, Mr. Chung served as Vice President - Finance for Riviana Foods, Inc. Mr. Chung is a Director of Windy Hill Pet Food Company, Inc., VDK Foods LLC and Aurora Foods Inc.

JAMES B. ARDREY - EXECUTIVE VICE PRESIDENT AND DIRECTOR

Mr. Ardrey is a partner in Dartford. From January 1993 to February 1995, Mr. Ardrey was a consultant to Windmill, conducting its divestiture program. Over the period 1984 to 1992, Mr. Ardrey was an investment banker with Paine Webber Incorporated, serving as Managing Director from 1990 to 1992. Prior to joining Paine Webber, Mr. Ardrey was a consultant with Booz, Allen & Hamilton.
Mr. Ardrey is also a director of Aurora Foods Inc.

TIMOTHY B. ANDERSEN - CHIEF FINANCIAL OFFICER AND VICE PRESIDENT -
ADMINISTRATION

Prior to joining the Company in October 1995, Mr. Andersen was a Vice President on the PET Integration Team for Grand Met/Pillsbury. From 1994 to 1995, he served as Vice President - Finance of Alpo Pet Foods, Inc. Between 1990 and 1994 he was Director - Grand Met Food Sector Audit, North America and Controller - Grand Met Foodservice. Prior to joining Pillsbury, Mr. Anderson held several positions with Burlington Northern, Inc., Burlington Northern Railroad, and Gelco Corporation, which is now a division of GE Capital.

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

C. RENEE SLOAN - VICE PRESIDENT - MARKETING

Ms. Sloan became Marketing Manager of the Van de Kamp's, Inc.'s Businesses in 1995. She joined PET in 1991 as an Assistant Product Manager of the Businesses and held marketing positions of increasing responsibility. Her responsibilities have included advertising and consumer promotion, new product development and execution, strategic brand management and financial management. She joined PET in 1990, working for the Branded Express Foods Group, marketing chilled, prepared foods. Previously, she worked for Warner-Lambert American Chicle Group as a Sales Representative, and for Kellogg Cereal Company for five years in sales and marketing support functions.

OLAFUR GUDMUNDSSON - VICE PRESIDENT - PURCHASING AND RESEARCH AND DEVELOPMENT

Mr. Gudmundsson is responsible for Van de Kamp's Purchasing and Research and Development. In 1991, he joined the purchasing department at PET Incorporated. As a Purchasing Manager, he developed and implemented strategies to improve cost performance and mitigate risk in purchasing all seafood and dairy products on a corporate level. Prior to joining PET, Mr. Gudmundsson held various positions of increasing responsibilities in operations with Coldwater Seafood Corporation, the leading supplier of seafood to the food service industry, where he last served as Manager of Production Planning and Procurement. Mr. Gudmundsson is on the Board of Directors of the National Fisheries Institute.

GREGORY L. SMITH - VICE PRESIDENT - MANUFACTURING AND DISTRIBUTION

Mr. Smith has served as Vice President - Manufacturing and Distribution for the Company's Businesses since 1996. Prior to joining the Company, Mr. Smith held positions of increasing responsibility in operations and marketing with The Quaker Oats Company, which he joined in 1985. From 1993 to 1996, he was Plant Manager of the Jackson, Tennessee facility, which he managed as a stand-alone unit with responsibility for manufacturing, logistics, purchasing and customer service. Mr. Smith's experience at The Quaker Oats Company also included service as Brand Manager for the Oven Stuffs and Aunt Jemima brands.

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

ANDREA GEISSER - DIRECTOR

Mr. Geisser is a Managing Director of Fenway Partners Management, Inc. From February 1989 to June 1994, Mr. Geisser was employed by BCC as a Managing Director. Until June 1994, Mr. Geisser was also a general partner of the five limited partnerships that serve as the respective general partners of the five investment limited partnerships managed by BCC. Prior to joining BCC, Mr. Geisser was a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company, and prior to that started the U.S. operations of IFINT, a European investment company, where he was a Senior Vice President and Director. Mr. Geisser is a trustee and member of the audit committee of Corporate Property Investors, a real estate investment trust, and a director of various private corporations.

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

CHARLES J. DELANEY - DIRECTOR

Mr. Delaney has been President of UBS Capital LLC ("UBS") since January 1993 and Managing Director in charge of the Leveraged Finance Group of the Corporate Banking Division of Union Bank of Switzerland since May 1989. Mr. Delaney is also a director of Specialty Foods Corporation, CBP Resources, Inc., Cinnabon International, Inc. and Peoples Telephone Company, Inc.

ROBERT V. DALE - DIRECTOR

Mr. Dale is the President and a Director of Windy Hill Pet Food Company, Inc. Mr. Dale was formerly President of Martha White Foods, a baking mix and flour division of Windmill.

Prior to Windmill, he was President of Beatrice Specialty Products Division, which bought Martha White in 1975. Mr. Dale's past and present service as a director includes membership on the boards of Third National Bank of Nashville, Cracker Barrel Old Country Stores and Zatarain's Seasonings. He has served as President of the National Soft Wheat Millers Association and President of the American Corn Millers Federation.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The following Summary Compensation Table sets forth the compensation received by the top six executives, including the Company's President, during the year ended June 30, 1997 and the year ended June 29, 1996.

Summary Compensation Table
--------------------------


Name and Principal                                                     Other
Position as of June 30, 1997     Year    Salary (1)     Bonus          Compensation
----------------------------     ----    ------------   ------------   ------------
Thomas O. Ellinwood              1997    $225,000       $112,500        $19,375
President and Director           1996    $175,000       $112,500        $14,375

Timothy B. Andersen              1997    $140,000       $ 56,000        $79,635
Chief Financial Officer and      1996    $125,000       $ 52,500        $37,875
Vice President - Administration

C. Renee Sloan                   1997    $140,000       $ 56,000        $12,300
Vice President - Marketing       1996    $125,000       $ 52,500        $ 8,875

Thomas J. Youngerman             1997    $140,000       $ 56,000        $12,300
Vice President - Sales           1996    $125,000       $ 52,500        $ 8,875

Olafur Gudmundsson               1997    $140,000       $ 56,000        $41,650
Vice President - Purchasing      1996    $125,000       $ 52,500        $49,350
 and Research and Development

Gregory L. Smith                 1997    $140,000       $ 56,000        $61,728
Vice President - Manufacturing
 and Distribution

-----
(1) 1996 amounts have been annualized.

Other compensation includes Company contributions on behalf of the officers to profit sharing and savings plans. During the year ended June 30, 1997, other compensation for Messrs. Andersen, Gudmundsson, and Smith includes $67,335, $29,350, and $49,428, respectively, of relocation expenses. During the year ended June 29, 1996, other compensation for Messrs. Anderson and Gudmundsson includes $14,000 and $40,475, respectively, of relocation expenses.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Members of the compensation committee of the Board of Directors of the Company are Messrs. Ian R. Wilson, Peter Lamm and Charles J. Delaney. Mr. Wilson serves as chairman of the compensation committee.

The Company is party to a Management Services Agreement, as described in Item 13, with Dartford, who is a member of Foods. Mr. Wilson is the managing partner of Dartford.

The Company entered into a Computer Services Agreement with Windy Hill Pet Food Company ("Windy Hill") pursuant to which Windy Hill provided computer support services to Van de Kamp's, Inc. for an annual fee of $198,000 through May 1997. Dartford (of which Mr. Wilson is the managing partner) and its partners own 14.2% of Windy Hill. Mr. Wilson is the Chairman of the Board of Directors of the Company and of Windy Hill.

During fiscal 1997, Van de Kamp's, Inc. has paid to certain members of Foods, who are also represented on the Board of Directors and beneficial owners, fees for services rendered in connection with the acquisition and related financing of the Company's acquisition. These fees, as discussed in Item 13, included $750,000 paid to Dartford, of which Mr. Wilson is the managing partner; $900,000 paid to Fenway, of which Mr. Lamm is the president of the general partner of Fenway; $200,000 paid to UBS, whose president is Mr. Delaney; and $200,000 paid to National Sun, an indirect, wholly-owned subsidiary of Tiger Oats, whose Chief Financial Officer and Managing Director is Mr. Dennis.

Employment Agreements
---------------------

The Company entered into an employment agreement with Thomas O. Ellinwood to serve as President of the Company on September 19, 1995, which was subsequently amended as of July 1, 1996. The agreement provides for a three year term; however, commencing on the first anniversary date after September 19, 1995 and each anniversary thereafter, the term will automatically be extended (the "Automatic Extension") for one additional year so that the term ends three years after the latest anniversary after September 19, 1995, unless notice by either the Company or Mr. Ellinwood to terminate is given 30 days prior to the Automatic Extension. Under his employment agreement, as amended, Mr. Ellinwood will receive an annual base salary of $275,000 effective July 1, 1997 (subject to annual adjustment) during the term of the agreement and will be eligible to receive a bonus of up to 60% of his base salary based upon certain earnings criteria. If the Company terminates Mr. Ellinwood's employment for any reason other than (i) for acts of dishonesty detrimental to the best interests of the Company, (ii) for a conviction of a felony, (iii) for willful malfeasance or gross negligence in the performance of his duties, (iv) for repeated failure to follow instructions of the Board of Directors and the Company, or (v) for the occurrence of permanent disability or death prior to a Change of Control (as defined below), the Company is required to pay him the greater of (a) 200% of his base salary and pro rata bonus then in effect, or (b) the base salary and pro rata bonus he would have been entitled to receive through the end of the current term of the employment agreement. If such termination occurs after a Change of Control, the Company is required to pay him 200% of his base salary and pro rata bonus then in effect. Under Mr. Ellinwood's employment agreement, the term "Change of Control" is defined as (i) the sale, exchange or other disposition of (A) more than 50% of the issued and outstanding shares of the Company, (B) more than 50% of the issued and outstanding shares of Holdings, or
(C) more than 50% of the units of limited liability company interests in Foods, in each case to or with a person or entity other than the Company, Holdings, Foods, or an affiliate of any of them, or (ii) the merger, consolidation, or other business combination of the Company, Holdings or Foods with or into another entity other than the Company, Holdings, or Foods or an affiliate of any of them. Mr. Ellinwood's employment agreement also provides that for one year following his termination of employment with the Company, Mr. Ellinwood may not compete with, or solicit employees, from the Company.

The Company also entered into employment agreements with each of Timothy B. Andersen, Thomas J. Youngerman, C. Renee Sloan, Olafur Gudmundsson and Gregory
L. Smith (collectively, the "Vice Presidents") effective September 19, 1995, with the exceptions of Mr. Andersen and Mr. Smith whose employment agreements were effective as of October 11, 1995 and November 1, 1996, respectively. Each of the employment agreements, as amended, with the Vice Presidents (the "Employment Agreements") has a three year term and contains among other things, an automatic extension provision and a one year noncompetition covenant which prohibits such Vice Presidents from competing with, and soliciting employees from, the Company. Under the Employment Agreements, as amended, each of the Vice Presidents receives a base salary and is eligible to receive a bonus of up to 50% of the base salary based on certain earnings criteria. Effective July 1, 1997, Ms. Sloan and Messrs. Andersen, Youngerman and Smith each has a base salary of $170,000, while Mr. Gudmundsson's base salary is $145,000. If the Company terminates any one of the Vice Presidents' employment without cause, the Company will be required to pay to such Vice President the greater of (i) 100% of such Vice President's base salary and pro rata bonus then in effect, or (ii) the base salary and pro rata bonus such Vice President would have been entitled to receive through the end of the term of such Vice President's Employment Agreement.

Directors' Compensation
-----------------------

Directors, all of whom are officers, employees or otherwise affiliates of the Company, have not, as of September 24, 1997, and are not expected in the future, to receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

Long Term Incentive Compensation Plan
-------------------------------------

Foods has implemented an Incentive Compensation Plan (the "Plan") as a means by which Key Personnel (defined as employees and other specific designated persons) of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from the appreciation in the value of the Company. The Amended and Restated Limited Liability Company Agreement of Foods, dated as of September 19, 1995, was amended and restated as of May 22, 1997 to approve and adopt the Plan. The effective date of the Plan is as of September 19, 1995.

Under the Plan, Key Personnel are issued various types of incentive compensation units (the "Units") in the Plan as a means to participate in the valuation of the Company, as determined based on certain formulae in the Plan document. The Units are subject to forfeiture based on the failure to meet vesting requirements, specified earnings targets, and/or rates of return targets for certain investors in Foods. Pursuant to the Plan document, the Units will have special valuation and payment provisions upon a change of control or initial public offering of the Company's or Holdings' stock (an "IPO").

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

The total amount due under the Plan, if any, is subject to the rates of return and forfeiture factors discussed above. Based on management and the Board of Director's assessment of the current valuation of the Company, there is no basis to record an accrual for compensation expense at this time. To the extent any amounts are deemed accruable under the Plan in the future, such amounts will be a liability of Foods as the sponsor of the Plan. However, because the Plan is for the benefit of Key Personnel of the Company, any expense to be recognized under the Plan will be pushed down to the Company, and will be recorded by the Company as expense and as additional paid in capital from its parent over the applicable vesting periods.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

All of the outstanding capital stock of the Company is held by Holdings and all of the outstanding capital stock of Holdings is held by Foods. The Class B and Class C common limited liability company interests ("Common LLC Securities") are the only classes of Foods' limited liability company interests that currently possess voting rights. As of September 24, 1997, there were 114,937 issued and outstanding interests of Foods' Common LLC Securities. The following table sets forth certain information regarding the beneficial ownership of the Common LLC Securities of Foods, as of September 24, 1997, by each person who beneficially owns more than 5% of Foods' Common LLC Securities, by directors and certain executive officers of the Company, individually, and by the directors and executive officers of the Company as a group.

                                                                              Number of           Percentage of
                                                                             Common LLC            Common LLC
Name and Address of Beneficial Owner                                       Securities (1)        Securities (1)
------------------------------------                                       --------------        --------------
5% MEMBERS:

   Fenway Partners Capital Fund, L.L.P.(2)                                  62,430.4                    54.3%
   152 West 57th Street
   New York, New York 10019

   Tiger Oats Limited (3)                                                   22,410.7                    19.5%
   85 Bute Lane
   Sandown, Sandton 2196
   Republic of South Africa

   UBS Capital LLC (4)                                                      22,410.7                    19.5%
   299 Park Avenue
   New York, New York 10171

   Dartford Partnership, LLC (5)                                             6,537.1                     5.7%
   456 Montgomery Street, Suite 2200
   San Francisco, California 94104

                                                                              Number of           Percentage of
                                                                             Common LLC             Common LLC
                                                                           Securities (1)         Securities (1)
                                                                           --------------         --------------
Ian R. Wilson (5)                                                            6,537.1                     5.7%
Thomas O. Ellinwood                                                            214.3                     0.2%
Ray Chung (5)                                                                6,537.1                     5.7%
James B. Ardrey (5)                                                          6,537.1                     5.7%
Timothy B. Andersen                                                             72.9                     0.1%
Thomas J. Youngerman                                                            72.9                     0.1%
C. Renee Sloan                                                                  72.9                     0.1%
Olafur Gudmundsson                                                              72.9                     0.1%
Gregory L. Smith                                                                42.9                     0.0%
M. Laurie Cummings (5)                                                       6,537.1                     5.7%
Peter Lamm (2)                                                              62,430.4                    54.3%
Andrea Geisser (2)                                                          62,430.4                    54.3%
Nicholas Dennis (3)                                                         22,410.7                    19.5%
Clive A. Apsey (3)                                                          22,410.7                    19.5%
Charles J. Delaney (4)                                                      22,410.7                    19.5%
All directors and executive                                                114,337.7                    99.4%
officers of the Company as a group (14 persons)

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security.

(2) The general partner of Fenway is Fenway Partners, L.P., a Delaware limited partnership, whose general partner is Fenway Partners Management, Inc., a Delaware corporation. Messrs. Peter Lamm and Andrea Geisser are directors and officers of Fenway Partners Management, Inc., and as such may be deemed to have the power to vote or dispose of the Foods' Common LLC Securities held by Fenway. Each of Messrs. Lamm and Geisser disclaims the existence of a group and disclaims beneficial ownership of Foods' Common LLC Securities held by Fenway.

(3) As of August 31, 1996, Tiger Oats' shares are held by Gloriande (Luxembourg) SarL, a corporation organized under the laws of Luxembourg ("Gloriande"), which is the record owner of Foods' Common LLC Securities. Gloriande is an indirect wholly-owned subsidiary of Tiger Oats. Prior to August 31, 1996, Tiger Oats' shares were held by National Sun Industries, Inc., a North Dakota corporation ("National Sun") and an indirect wholly-owned subsidiary of Tiger Oats. The shares of capital stock of Tiger Oats are traded publicly on the Johannesburg Stock Exchange. Tiger Oats has been granted a right of first offer with respect to a sale of the Company. Mr. Nicholas Dennis is the Chief Executive Officer and Managing Director and Mr. Clive A. Apsey is a director of Tiger Oats and as such may be deemed to have the shared power to vote or dispose of the Foods' Common LLC Securities held by Tiger Oats. Each of Messrs. Apsey and Dennis disclaims the existence of a group and disclaims beneficial ownership of Foods' Common LLC securities held by Tiger Oats.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

During 1997, Van de Kamp's, Inc. has maintained business relationships and engaged in certain transactions as described below.

The Company entered into a Management Services Agreement with Dartford pursuant to which Dartford provides consulting services and management oversight on financial and operational matters. Prior to the acquisition of the Quaker Frozen Food Business, the contractual management fee paid to Dartford was $1,200,000. As a result of the acquisition, the annual management fee was increased to $1,800,000. The terms of the Management Services Agreement were negotiated on an arms-length basis between Dartford and the other equity investors. Dartford partners include Mr. Ian R. Wilson, Mr. Ray Chung, Mr. James B. Ardrey and Ms.
M. Laurie Cummings, who are directors and/or executive officers of the Company.

The Company entered into a Computer Services Agreement with Windy Hill Pet Food Company ("Windy Hill") pursuant to which Windy Hill provided computer support services to Van de Kamp's, Inc. for an annual fee of $198,000 through May 1997. Dartford and its partners own 14.2% of Windy Hill. Mr. Ian Wilson is the Chairman of the Board of Directors of the Company and of Windy Hill. Mr. Robert Dale, who is a director of the Company, is the President and a director of Windy Hill. The Computer Services Agreement was entered into with Windy Hill after considering proposals from non-affiliated companies. The terms agreed to with Windy Hill are more favorable to the Company than those offered by the non-affiliated companies.

During fiscal 1997, Van de Kamp's, Inc. has paid to certain members of Foods, who are also represented on the Board of Directors and beneficial owners, fees for services rendered in connection with the acquisitions and related financing of the Company's acquisitions. The aggregate amount paid was $2,050,000 and was funded by the proceeds of the financings. Of this $2,050,000, $750,000 was paid to Dartford (whose partners include executive officers and directors as described in Item 10); $900,000 was paid to Fenway, whose general partner's directors and officers are Mr. Peter Lamm and Mr. Andrea Geisser (both directors of the Company); $200,000 was paid to National Sun, an indirect wholly-owned subsidiary of Tiger Oats, whose Chief Executive Officer and Managing Director is Mr. Nicholas Dennis, and whose director is Mr. Clive A. Apsey (both directors of the Company); and $200,000 was paid to UBS, whose president is Mr. Charles J. Delaney (a director of the Company). The fee amounts were negotiated among the equity investors.

On September 19, 1995, Mr. Thomas O. Ellinwood, the President of the Company, and Mr. Thomas J. Youngerman, Mr. Olafur Gudmundsson, and Ms. C. Renee Sloan, Vice Presidents of the Company, executed promissory notes in favor of the Company in exchange for monies borrowed to assist in the capitalization of their limited liability company interests held in Foods. The promissory notes mature September 30, 1998 with required annual payments. Interest is due and payable quarterly at the rate of 8.5% per annum. The aggregate balances outstanding as of June 30, 1997 and June 29, 1996 on the promissory notes were $213,333 and $305,000, respectively. The outstanding balances are as follows:

                                                            June 30,                June 29,
                                                              1997                    1996
                                                          ------------             -----------
               Mr. Ellinwood                             $     83,333             $   125,000
               Mr. Youngerman                                  45,000                  60,000
               Ms. Sloan                                       45,000                  60,000
               Mr. Gudmundsson                                 40,000                  60,000
                                                         ------------             -----------
                                                         $    213,333             $   305,000
                                                         ============             ===========

PART IV
-------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

1.      Financial Statements of the Company

 (a)    Report of Price Waterhouse LLP                            34
        Balance Sheets                                            35
        Statements of Operations                                  36
        Statements of Changes in Stockholder's Equity             37
        Statements of Cash Flows                                  38
        Notes to the Financial Statements                         39 THROUGH 53

 (b)    Financial Statements of the Predecessor

        Van de Kamp's and Frozen Dessert Product Lines of The Pillsbury Company and PET Incorporated:

        Report of Price Waterhouse LLP                            54
        Combined Statements of Income                             55
        Notes to the Combined Statements of Income                56 THROUGH 58

2.      Financial Statement Schedule

        Schedule IX - Valuation Reserves                          59

3.      Exhibits                                                  60 THROUGH 63

Exhibit Index

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and Pet Incorporated (incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "S-4")).

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

2.6 Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and Quaker (incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.7 Asset Purchase Agreement, dated as of February 3, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (incorporated by reference to
          Exhibit 2.1 to the Form 10-Q for quarter ended March 31, 1997).

2.8 Amendment to Asset Purchase Agreement, dated as of February 13, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-Q for quarter ended March 31, 1997).

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

10.4 Amendment No. 1 to Ellinwood Employment Agreement, dated as of July 1, 1996, between Thomas O. Ellinwood and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.4 to the Form 10-K dated as of June 29, 1996, and filed on September 27, 1996 (the "10-K")).

10.5 Employment Agreement, dated as of September 19, 1995, by and between Olafur Gudmundsson and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.22 to the S-4).

10.6 Amendment No. 1 to Gudmundsson Employment Agreement, dated as of July 1, 1996 between Olafur Gudmundsson and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.6 of the 10-K).

10.7 Employment Agreement, dated as of September 19, 1995 by and between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to
          Exhibit 10.23 to the S-4).

10.8 Amendment No. 1 to Sloan Employment Agreement, dated as of July 1, 1996, between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.8 of the 10-K).

10.9 Employment Agreement, dated as of September 19, 1995 by and between Thomas J. Youngerman and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.8 of the S-4).

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

10.18 Co-Pack Agreement, dated May 6, 1996 between Campbell and Shellfish (incorporated by reference to Exhibit 10.18 of the 10-K).

10.19 Buyer's Non-Recourse Promissory Note, dated May 6, 1996, issued by Shellfish in favor of Campbell (incorporated by reference to Exhibit
          10.19 of the 10-K).

10.20 First Amendment to Guarantee and Collateral Agreement, dated May 6, 1996 between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of Chemical Bank, as agent for the several banks and other financial institutions from time to time parties to the Amended and Restated Credit and Guarantee Agreement (incorporated by reference to Exhibit
          10.20 of the 10-K).

10.21 Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996 among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent (incorporated by reference to
          Exhibit 10.21 of the 10-K).

10.22 First Amendment, dated as of August 28, 1996, to the Second Amended and Restated Credit and Guarantee Agreement among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties hereto and the Chase Manhattan Bank, NA, as Agent (incorporated by reference to Exhibit 10.22 of the 10-K).

10.23 Second Amendment to Guarantee and Collateral Agreement, dated July 9, 1996, between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of The Chase Manhattan Bank, NA., as agent for the several banks and other financial institutions (incorporated by reference to Exhibit
          10.23 of the 10-K).

10.24 Trademark License Agreement, dated July 9, 1996 between Quaker, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

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

10.28 Senior Convertible Loan Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent (incorporated by reference to Exhibit 10.28 of the 10-K).

10.29 Cash Collateral Agreement, dated July 9, 1996, between VDK Holdings, Inc. and The Chase Manhattan Bank, NA., as agent (incorporated by reference to Exhibit 10.29 of the 10-K).

10.30 Second Amendment to the Second Amended and Restated Credit and Guarantee Agreement, dated as of March 27, 1997, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks, and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA, as agent (incorporated by reference to Exhibit 10.1 to Van de Kamp's, Inc.'s Form 10-Q for quarter ended March 31, 1997).

10.31 Employment Agreement, dated as of November 1, 1996 by and between Gregory L. Smith and Van de Kamp's, Inc.

10.32 Third Amendment to the Second Amended and Restated Credit and Guarantee Agreement, dated as of September 25, 1997, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks, and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA, as agent.

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

(b) Reports on Form 8K

1. A report on Form 8-K, dated July 9, 1996, was filed on July 24, 1996, on which Items 2 and 7 were reported. No financial statements were filed with this filing.

2. A report on Form 8-KA, dated July 9, 1996 was filed on September 22, 1996 with Item 2 and Item 7 and which included the following financial statements (incorporated by reference to Van de Kamp's, Inc.'s
          Form 8-K dated July 9, 1996):

          (a) The audited Combined Statements of Certain Assets and Liabilities, Revenues and Expenses, Changes in Equity and Cash Flows of the frozen food division of The Quaker Oats Company, as of and for the twelve months ended June 30, 1996, 1995, and 1994 together with the report of the independent accountants thereon.

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

                             THIS PAGE LEFT BLANK

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAN DE KAMP'S, INC.
By:  /s/ Thomas O. Ellinwood
     -----------------------
     Thomas O. Ellinwood    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 1997.

/s/  Thomas O. Ellinwood
     -------------------
     Thomas O. Ellinwood   President and Director
                           (Principal Executive Officer)

/s/  Timothy B. Andersen
     -------------------
     Timothy B. Andersen   Chief Financial Officer and
                           Vice President - Administration
                           (Principal Financial Officer and
                           Principal Accounting Officer)

/s/  Ian R. Wilson         Chairman of the Board of Directors
     -------------
     Ian R. Wilson


/s/  James B. Ardrey       Director
     ---------------
     James B. Ardrey

/s/  Peter Lamm            Director
     ----------
     Peter Lamm

/s/  Andrea Geisser        Director
     --------------
     Andrea Geisser

/s/  Nicholas Dennis       Director
     ---------------
     Nicholas Dennis

/s/  Clive A. Apsey        Director
     --------------
     Clive A. Apsey

/s/  Charles J. Delaney    Director
     ------------------
     Charles J. Delaney

/s/  Robert V. Dale        Director
     --------------
     Robert V. Dale

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors of Van de Kamp's, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14 1. (a) and Item 14 2. on page 27, present fairly, in all material respects, the financial position of Van de Kamp's, Inc. (the Company) at June 30, 1997, and June 29, 1996, and the results of its operations and its cash flows for the year ended June 30, 1997 and the period September 19, 1995 through June 29, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse, LLP
San Francisco, California
September 23, 1997

                              VAN DE KAMP'S, INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                                                     June 30,     June 29,
                                                       1997         1996
                                                   ----------   ----------
ASSETS

Current assets:
     Cash and cash equivalents                     $      308   $    4,040
     Accounts receivable (net of $416 and $190
      allowance, respectively)                         33,011       16,250
     Accounts receivable - other (Note 5)                   9          506
     Inventories (Note 6)                              33,535       30,202
     Prepaid expenses                                   1,208          724
     Current deferred tax asset (Note 12)               8,260        3,373
                                                   ----------   ----------
          Total current assets                         76,331       55,095

Property, plant and equipment, net (Note 7)            86,394       35,943
Goodwill and other intangible assets (Note 8)         331,013      203,736
Other assets                                           15,853       10,725
                                                   ----------   ----------
          Total assets                             $  509,591   $  305,499
                                                   ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long term debt (Note 10)   $   13,097   $    5,000
     Senior secured revolving debt
      facility                                          5,000            -
     Accounts payable                                  13,791       14,144
     Accrued liabilities (Note 9)                      24,619       15,789
     Current deferred tax liability (Note 12)               -          143
                                                   ----------   ----------
          Total current liabilities                    56,507       35,076

Deferred tax liability (Note 12)                       10,404        2,997
Senior secured term debt (Note 10)                    194,759       83,750
Senior subordinated notes (Note 10)                   100,000      100,000
                                                   ----------   ----------
          Total liabilities                           361,670      221,823
                                                   ----------   ----------

Stockholder's equity:
     Common stock, no par value                             -            -
     Paid in capital                                  144,207       84,115
     Retained earnings (accumulated
      deficit)                                          3,714         (439)
                                                   ----------   ----------
          Total stockholder's equity                  147,921       83,676
                                                   ----------   ----------
          Total liabilities and
           stockholder's equity                    $  509,591   $  305,499
                                                   ==========   ==========


                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF OPERATIONS
                            (dollars in thousands)


                                                             Operating period
                                             Year ended        September 19,
                                              June 30,         1995 through
                                                1997           June 29, 1996
                                           ------------        -------------
Net sales                                  $    435,476        $     143,296
Cost of goods sold                              180,941               60,367
                                           ------------        -------------

     Gross profit                               254,535               82,929

Selling, distribution and marketing
 expenses:
     Selling and distribution                    45,352               15,901
     Trade promotions                           108,925               32,517
     Consumer marketing                          29,524               11,336
                                           ------------        -------------
Total selling, distribution and                 183,801               59,754
 marketing expenses

Amortization of goodwill and other               13,142                4,223
 intangibles
General and administrative expenses              14,270                5,267
Transition related costs (Note 11)                2,885                1,337
                                           ------------        -------------
Total operating expenses                        214,098               70,581
                                           ------------        -------------

     Operating income                            40,437               12,348

Interest income                                    (965)                (135)
Interest expense                                 32,499               12,469
Amortization of deferred financing                2,108                  607
 expense
Other bank and financing expenses                   265                   79
                                           ------------        -------------

     Income (loss) before income taxes            6,530                 (672)

Income tax expense (benefit)                      2,377                 (233)
                                           ------------        -------------

     Net income (loss)                     $      4,153        $        (439)
                                           ============        =============


                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            (dollars in thousands)

                                                                    Retained
                                       Common      Additional       Earnings
                                        Stock        Paid-in      (Accumulated
                                       Shares        Capital       Deficit)       Total
                                     ---------   -------------   -----------    ---------
Balance at September 19, 1995              200   $      68,920   $         -    $  68,920
Capital contribution (Note 17)               -          15,000             -       15,000
Officer payments on promissory notes
  (Note 15)                                  -             195             -          195
Net loss                                     -               -          (439)        (439)
                                     ---------   -------------   -----------    ---------
Balance at June 29, 1996                   200          84,115          (439)      83,676

Capital contribution (Note 17)               -          60,000             -       60,000
Officer payments on promissory notes
  (Note 15)                                  -              92             -           92
Net income                                   -               -         4,153        4,153
                                     ---------   -------------   -----------    ---------
Balance at June 30, 1997                   200   $     144,207   $     3,714    $ 147,921
                                     =========   =============   ===========    =========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                             Operating Period
                                                             Year ended     September 19, 1995
                                                              June 30,       through June 29,
                                                                1997               1996
                                                             ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                          $    4,153         $     (439)
  Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
     Depreciation and amortization                               22,317              7,454
     Deferred income taxes                                        2,377               (233)
     Change in assets and liabilities, net of effects
     of businesses acquired:
       (Increase) in accounts receivable                        (16,264)           (16,756)
       Decrease (increase) in inventories                           402             (4,980)
       (Increase) in prepaid expenses                              (484)              (139)
       (Decrease) increase in accounts payable                     (353)            14,144
       Increase in accrued liabilities                            6,396             13,366
                                                             ----------         ----------
Net cash provided by operating activities                        18,544             12,417
                                                             ----------         ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                    (14,379)            (2,204)
  Additions to other non-current assets                          (2,437)              (316)
  Proceeds from sale of assets                                    6,192                  -
  Payment for acquisition of businesses (Note 3)               (190,226)          (268,035)
                                                             ----------         ----------
Net cash used in investing activities                          (200,850)          (270,555)
                                                             ----------         ----------
Cash flows from financing activities:
  Proceeds from senior secured revolving and term debt          188,000             97,150
  Proceeds from senior subordinated notes                             -            100,000
  Repayment of borrowings                                       (63,894)            (8,400)
  Capital contributions from Holdings (Note 17)                  60,092             84,115
  Debt issuance costs                                            (5,624)           (10,687)
                                                             ----------         ----------
Net cash provided by financing activities                       178,574            262,178
                                                             ----------         ----------

(Decrease) increase in cash and cash equivalents                 (3,732)             4,040

Cash and cash equivalents, beginning of period                    4,040                  -
                                                             ----------         ----------
Cash and cash equivalents, end of period                     $      308         $    4,040
                                                             ==========         ==========
Supplemental Cash Flow Disclosure:
  Cash paid for interest                                     $   32,805         $    7,738
                                                             ==========         ==========

               See accompanying notes to financial statements.

NOTES TO THE FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1 - THE COMPANY
--------------------

ORGANIZATION

Van de Kamp's, Inc. (the "Company"), a Delaware corporation, is a privately held frozen food company. The Company commenced operations on September 19, 1995, when it acquired the frozen seafood and frozen dessert businesses of The Pillsbury Company and PET Incorporated. On May 6, 1996, Van de Kamp's, Inc. acquired substantially all the assets of the Mrs. Paul's frozen food business from Campbell Soup Company ("CSC") (Note 3). On July 9, 1996, substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker") were purchased by the Company for $185.8 million (Note 3). The Company is a wholly owned subsidiary of VDK Holdings, Inc. ("Holdings"), also a Delaware corporation. Holdings is wholly owned by VDK Foods LLC ("Foods"), a Delaware limited liability company. The Company was initially capitalized with a capital infusion from Holdings, which was contributed by Foods (Note 17), and senior secured debt and senior subordinated notes (Note 10).

OPERATIONS

The Company produces and markets frozen seafood, frozen dessert products, frozen vegetables, frozen pizza and frozen breakfast products which are sold across the United States. The products are manufactured out of three manufacturing facilities in Erie and Chambersburg, Pennsylvania and in Jackson, Tennessee. The principal trademarks under which the products are sold are Van de Kamp's(R), Pet-Ritz(R), Oronoque Orchards(R), Mrs. Paul's(R), Celeste(R), and Aunt Jemima(R).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

FISCAL YEAR

The Company's fiscal year ended June 30, 1997. The Company's prior fiscal year ended on the last Saturday of June. Accordingly, the results of operations reflect activity for the year ended June 30, 1997 and the period from September 19, 1995 (commencement of operations) through June 29, 1996. The Company has presented balance sheets as of June 30, 1997 and June 29, 1996. The Company's cash flows reflect activity for the year ended June 30, 1997 and the period from September 19, 1995 to June 29, 1996. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

INTANGIBLE ASSETS

Intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill is being amortized over forty years using the straight-line method. Other intangible assets are being amortized using the straight-line method over periods ranging from five to forty years. Amortization of goodwill and other intangible assets charged against income during the year ended June 30, 1997 was $12,301 and for the period ended June 29, 1996 was $4,152.

IMPAIRMENT OF LONG-LIVED ASSETS

Upon commencement of operations, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes that there has been no impairment at June 30, 1997.

OTHER ASSETS

Other assets consist of deferred loan acquisition costs, systems development costs, and other miscellaneous assets. Deferred loan acquisition costs of the senior subordinated notes are being amortized using the interest method over the term of the respective notes. Deferred loan acquisition costs of the senior secured debt are being amortized using the straight-line method over the terms of the related debt tranches. Aggregate amortization of deferred loan acquisition costs and other assets charged against income in the year ended
June 30, 1997 was $2,949 and in the period ended June 29, 1996 was $678.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at June 30, 1997, based on terms currently available to the Company in financial markets.

CONCENTRATION OF CREDIT RISK

The Company sells its products to supermarkets and other retail channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at June 30, 1997.

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This method of accounting for income taxes uses an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

VAN DE KAMP'S AND FROZEN DESSERT PRODUCT LINES

On September 19, 1995 (commencement of operations), Van de Kamp's, Inc. acquired the assets of the frozen seafood business (which operated as Van de Kamp's) and the frozen dessert product lines (together, the "Businesses") from The Pillsbury Company and PET Incorporated (collectively, the "Sellers"). The Company manufactures frozen seafood products out of its Erie, Pennsylvania production facility and its frozen dessert product line is produced out of its Chambersburg, Pennsylvania manufacturing facility.

The Company acquired the inventories, property, plant and equipment and intangible assets of the Businesses for a purchase price of $190.0 million. The Company paid The Pillsbury Company $2.0 million, a contractually agreed upon amount, to retain all of the current liabilities of the Businesses. The purchase agreement contains customary representations, warranties and covenants by each of the Sellers and the Company. The acquisition was accounted for by using the purchase method of accounting and the allocation of the purchase price has been finalized.

The acquisition was financed by (i) an equity capital contribution from Holdings of approximately $70.0 million, (ii) the proceeds from the issuance of $100.0 million of senior subordinated notes (Note 10), and (iii) the borrowing by the Company of $30.0 million and $2.0 million of senior secured tranche A debt and senior secured revolving debt, respectively, under the senior secured bank facilities (Note 10).

The cost to acquire the Businesses has been allocated to tangible and intangible assets acquired as follows:

          Cash paid to acquire Businesses                         $  190,000
          Cash paid for disposition of current liabilities             2,000
          Other acquisition costs                                      2,543
                                                                  ----------
                                                                     194,543

          Costs assigned to tangible assets                          (50,407)
                                                                  ----------

          Cost attributable to intangible assets                  $  144,136
                                                                  ==========

MRS. PAUL'S

On May 6, 1996, Van de Kamp's, Inc. acquired substantially all the assets of the Mrs. Paul's(R) frozen food business from CSC. Mrs. Paul's(R) frozen food business includes frozen seafood and frozen vegetable products which are manufactured at both of the Company's Pennsylvania production facilities.

The Company acquired the inventories, certain manufacturing equipment and intangible assets from CSC. The manufacturing equipment was removed from a CSC facility with certain production lines installed in each of the Company's Erie and Chambersburg production plants. The purchase price was $73.2 million which included a contractually agreed upon payment related to inventories. The purchase agreement contains customary representations, warranties and covenants by each of CSC and the Company. The acquisition was accounted for by using the purchase method of accounting and the allocation of the purchase price has been finalized.

The acquisition was financed by (i) an equity capital contribution from Holdings of $15.0 million, and (ii) the borrowing by the Company of $20.0 million and $40.0 million of senior secured tranche A debt and senior secured tranche B debt, respectively, under the senior secured bank facilities (Note 10).

The cost to acquire Mrs. Paul's has been allocated to tangible and intangible assets acquired, as follows:

          Cash paid to acquire assets                             $  73,203
          Other acquisition cost                                      3,326
                                                                  ---------
                                                                     76,529


          Cost assigned to tangible assets                          (11,716)
                                                                  ---------


          Cost attributable to intangible assets                  $  64,813
                                                                  =========

QUAKER FROZEN FOOD BUSINESS

On July 9, 1996, substantially all of the assets frozen food division of Quaker were purchased by the Company for $185.8 million. The Company purchased the Celeste(R) trademark and was granted an exclusive perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition were inventories and the manufacturing facility located in Jackson, Tennessee, where the Company produces both product lines. The purchase agreement contains customary representations, warranties and covenants by each of Quaker and the Company. The acquisition was accounted for by using the purchase method of accounting and the allocation of the purchase price has been finalized.

The acquisition was financed by (i) an equity capital contribution from Holdings of $40.0 million, (ii) the borrowing by the Company of $45.0 million, $40.0 million and $50.0 million of senior secured tranche A debt, senior secured tranche B debt and senior secured tranche C debt, respectively, under the senior secured bank facilities (Note 10), and (iii) a $20.0 million senior secured convertible loan secured by cash collateral posted by Holdings. The cash collateral balance received from Holdings was recorded as a capital contribution and used to repay the senior secured convertible loan in March 1997.

The cost to acquire the Quaker Frozen Food Business has been allocated to tangible and intangible assets acquired as follows:

          Cash paid to acquire assets                             $ 185,800
          Other acquisition costs                                     3,492
                                                                  ---------
                                                                    189,292

          Costs assigned to tangible assets                         (49,356)
                                                                  ---------

          Cost attributable to intangible assets                  $ 139,936
                                                                  =========

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma combined financial information reflects the historical net sales and income before income taxes of the Company as if all acquisitions had occurred on July 1, 1995. Had the acquisitions described in this Note 3 taken place July 1, 1995, the unaudited pro forma net sales and income before income taxes for the year ended June 30, 1997 would not have been significantly different from those reflected in the Statement of Operations. For the period ended June 29, 1996 the pro forma net sales were $401,522 and the income before income taxes was $11,651.

NOTE 4 - SALE OF ASSETS
-----------------------

On February 3, 1997, the Company sold substantially all of the assets of its whipped topping product line, which was part of the frozen desserts business, including inventory, certain manufacturing equipment, and intangible assets for approximately $6.2 million in cash. The impact of the sale on current results was not material, and the sale will not significantly impact future results. The net proceeds from the sale, $5.5 million, were used to repay a portion of the Company's senior secured term debt.

NOTE 5 - ACCOUNTS RECEIVABLE - OTHER
------------------------------------

Accounts Receivable - Other consist of the following:

                                                    June 30,        June 29,
                                                      1997            1996
                                                    --------        --------
         The Pillsbury Company                       $     -        $    320
         Miscellaneous                                     9             186
                                                     -------        --------
                                                     $     9        $    506
                                                     =======        ========

The balance due from The Pillsbury Company was comprised of accounts receivable collected by them on behalf of the Company.

NOTE 6 - INVENTORIES
--------------------

Inventories consist of the following:

                                                    June 30,        June 29,
                                                      1997            1996
                                                    --------        --------
          Raw materials                             $ 12,556        $  6,856
          Packaging supplies                           3,178           2,022
          Finished goods                              17,801          21,324
                                                    --------        --------
                                                    $ 33,535        $ 30,202
                                                    ========        ========

At June 30, 1997 and June 29, 1996, the Company had commitments to purchase raw materials aggregating approximately $7.0 million and $3.2 million, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following:

                                                       June 30,   June 29,
                                                         1997       1996
                                                       --------   --------
          Land                                         $  2,342   $    700
          Machinery and equipment                        73,514     31,105
          Building and improvements                      18,637      5,155
          Constructed-in-progress                         1,241      1,607
                                                       --------   --------
                                                         95,734     38,567
             Less accumulated depreciation               (9,340)    (2,624)
                                                       --------   --------
                                                       $ 86,394   $ 35,943
                                                       ========   ========

At June 30, 1997 and June 29, 1996, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $2.3 million and $0.5 million, respectively.

NOTE 8 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of the following:

                                                       June 30,    June 29,
                                                         1997       1996
                                                       --------    --------
          Goodwill                                     $ 163,599  $ 103,553
          Trademarks                                     151,600     84,200
          Other intangibles                               32,105     20,135
                                                       ---------   --------
                                                         347,304    207,888
             Less accumulated amortization               (16,291)    (4,152)
                                                       ---------   --------
                                                      $  331,013  $ 203,736
                                                       =========   ========

NOTE 9 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consist of the following:

                                                       June 30,    June 29,
                                                         1997        1996
                                                       --------    --------
          Interest                                     $  4,425    $  4,732
          Promotional accruals                           12,478       4,781
          Other                                           7,716       6,276
                                                        -------     -------
                                                       $ 24,619    $ 15,789
                                                        =======     =======

NOTE 10 - LONG TERM DEBT
------------------------

Long term debt consists of the following:

                                                    June 30,    June 29,
                                                      1997        1996
                                                   ---------   ---------
          SENIOR SECURED DEBT
          Senior secured tranche A debt -
          interest rate of 8.3% at June 30,
          1997; principal due in semi-annual
          installments through September 19,
          2001; floating interest rate at the
          prime rate plus 1.5%, or
          alternatively, the one, three or
          six month Euro dollar rate plus
          2.5% payable quarterly or at the
          termination of the Euro dollar
          contract interest period                 $  83,192   $  48,750

          Senior secured tranche B debt -
          interest rate of 8.8% at June 30,
          1997; principal due in semi-annual
          installments through April 30,
          2003; floating interest rate at the
          prime rate plus 2.0% or,
          alternatively, the one, three or
          six month Euro dollar rate plus
          3.0% payable quarterly or at the
          termination of the Euro dollar
          contract interest period                    76,640      40,000

          Senior secured tranche C debt -
          interest rate of 9.0% at June 30,
          1997; principal due in semi-annual
          installments through September 30,
          2003; floating interest rate at the
          prime rate plus 2.25% or,
          alternatively, the one, three or
          six month Euro dollar rate plus
          3.25% payable quarterly or at the
          termination of the Euro dollar
          contract interest period                    48,024           -

          Revolving credit facility - interest
          rate of 10.0% at June 30, 1997;
          principal due September 19, 2001;
          floating interest rate at the prime
          plus 1.50% or, alternatively, the one,
          three, or six month Euro dollar rate
          plus 2.50% payable quarterly or at the
          termination of the Euro dollar contract
          period                                       5,000           -


          SENIOR SUBORDINATED NOTES
          Senior subordinated notes issued
          September 15, 1995 at par value of
          $100,000,000; coupon interest rate
          of 12.0% with interest payable each
          March 15 and September 15; matures
          on September 15, 2005                      100,000     100,000
                                                    --------   ---------
                                                     312,856     188,750

          Less:  current portion of long term debt   (13,097)     (5,000)
                 current portion of revolving
                   credit facility                    (5,000)          -
                                                    --------   ---------

          Long term debt                           $ 294,759  $  183,750
                                                    ========   =========

Annual principal payments for the next five years and thereafter consist of the following:

             1998                                     $  18,097
             1999                                        16,978
             2000                                        22,071
             2001                                        24,497
             2002                                        33,227
             Thereafter                                 197,986
                                                       --------
                                                      $ 312,856
                                                       ========

SENIOR SECURED DEBT
-------------------

On September 19, 1995, the Company and Holdings entered into the VDK Holdings, Inc. Credit and Guarantee Agreement (the "Agreement") with several banks for $30.0 million of senior secured term and revolving debt. The proceeds from the debt were used to acquire the Businesses, pay fees and expenses and fund working capital. The debt is guaranteed by Holdings, and the Company and its subsidiaries. The Agreement contains optional prepayment provisions with no premium. Substantially all assets of the Company are pledged as collateral for the debt.

In conjunction with the Mrs. Paul's acquisition, the Company amended the Agreement, dated as of May 6, 1996, to provide for additional borrowings of $20.0 million under senior secured tranche A debt and $40.0 million of senior secured tranche B debt. Proceeds from the additional borrowings were used to acquire the Mrs. Paul's business, pay fees and expenses and to provide the working capital requirements related to the Mrs. Paul's acquisition.

In conjunction with the acquisition of the Quaker Frozen Food Business, the Company amended the Agreement, dated as of July 9, 1996 to provide for additional borrowings of $45.0 million under senior secured tranche A debt, an increase of $40.0 million to the senior secured tranche B debt and an increase of $50.0 million to the senior secured tranche C debt. Proceeds from the additional borrowings were used to acquire the business from Quaker, pay fees and expenses and to provide the working capital requirements related to the Celeste(R)/Aunt Jemima(R) acquisition.

The Agreement includes $25.0 million of available borrowing under a revolving debt facility, subject to limitations based on letters of credit. At June 30, 1997, the Company had unused borrowing availability of $19.6 million after adjustment for previously issued letters of credit and an outstanding balance of $5.0 million. The interest rate on the outstanding balance was 10.0%. The Agreement requires a commitment fee of 0.5% per annum payable quarterly on the unused portions of the revolving debt facility.

The Agreement includes restrictive covenants which limit additional borrowing, cash dividends, and capital expenditures while also requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at June 30, 1997.

SENIOR SUBORDINATED NOTES
-------------------------

On September 19, 1995, the Company issued $100.0 million of senior subordinated notes (the "Notes") registered under the Securities Act of 1933. The proceeds were used to fund the acquisition of the Businesses. The Notes may be redeemed at any time prior to September 15, 2000. The prepayment redemption price would be equal to 100% of the principal plus a premium equal to the greater of (i) 1% of the principal amount or (ii) the excess of (a) present value at time of redemption plus required interest payments due on the Notes through September 15, 2000 over (b) principal amount of Notes. The indenture includes restrictive covenants which limit additional borrowing, cash dividends, the sale of assets, mergers and the sale of stock. The Company was in compliance with these covenants at June 30, 1997.

INTEREST RATE COLLAR AGREEMENTS
-------------------------------

The Company uses interest rate collar agreements (the "Agreements") to reduce the impact of changes in interest rates on its floating rate term debt. Premiums paid for such Agreements are being amortized to interest expense over the terms of the Agreements. Unamortized premiums are included in Other assets in the balance sheet. Amounts to be paid or received, if any, under the Agreements are recognized as an increase or decrease, respectively, in interest expense.
The counterparty to the Company's Agreements is a major financial institution.

At June 30, 1997, the Company was party to two Agreements. On August 22, 1996, the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.5% (plus the applicable margin). On November 26, 1996, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin). The aggregate premiums paid for the two Agreements was $0.1 million.

Under the Agreements, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds the cap rates and make payments to the counterparties if the three-month LIBOR rate falls below the floor rates. The payments would be calculated based upon the respective notional principal amount. During fiscal 1997 the Company made payments aggregating $0.1 million under the Agreements. At June 30, 1997, the three-month LIBOR rate was 5.94%.

Risk associated with the Agreements include those associated with changes in market value and interest rates. At June 30, 1997, the fair value of the Company's interest rate collars was immaterial and management considers the potential loss in future earnings and cash flows attributable to such collars to be immaterial.

NOTE 11 - TRANSITION RELATED COSTS
----------------------------------

Transition related costs consist of what management believes are one-time costs incurred to establish the Company's operations, including expenditures to regain distribution of products that had been discontinued during the transition of the acquired Businesses, relocation expenses, recruiting fees, sales training, computer systems training and other one-time transitional expenses. Transition related costs for the year ended June 30, 1997 and the period ended June 29, 1996 were approximately $2.9 million and $1.3 million, respectively.

NOTE 12 - INCOME TAXES
----------------------

The Company is included in the consolidated federal income tax return of Holdings. State income tax returns are filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular rules in each state. The Company's income tax provision is computed as if all income tax returns were filed on a stand alone basis.

The provision for income taxes is summarized as follows:


                                                    Year ended    Period ended
                                                     June 30,        June 29,
                                                       1997            1996
                                                    -----------  -------------
     Current tax expense:
          Federal                                   $       -     $       -
          State                                             -             -
                                                     ----------    -----------
     Total current provision                                -             -
                                                     ----------    -----------

     Deferred tax expense:
          Federal                                        1,989         (196)
          State                                            388          (37)
                                                     ----------    -----------
     Total deferred provision                            2,377         (233)
                                                     ----------    -----------

     Total provision for income taxes               $    2,377    $    (233)
                                                     ==========    ===========

Deferred tax assets (liabilities) consist of the following:

     Deferred tax assets - current:
     Loss carryforwards                             $    5,679    $   1,697
     Promotion reserves                                  1,658        1,305
     Other                                                 923          371
                                                     ----------    -----------
     Total deferred tax assets - current                 8,260        3,373
                                                     ----------    -----------

     Deferred tax liabilities - current:
     Inventory reserves                                      -         (130)
     Deferred state taxes                                    -          (13)
                                                     ----------    -----------
      Total deferred tax liabilities - current               -         (143)
                                                     ----------    -----------

     Deferred tax liabilities - non-current:
     Goodwill                                           (7,043)      (1,961)
     Depreciation                                       (3,361)      (1,036)
                                                     ----------    -----------
      Total deferred tax liabilities - non-current     (10,404)      (2,997)
                                                     ----------    -----------
      Total deferred tax liabilities                   (10,404)      (3,140)
                                                     ----------    -----------

      Net deferred tax asset (liability)            $   (2,144)   $     233
                                                     ==========    ===========

The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized.

At June 30, 1997, the Company has federal net operating loss carryforwards of approximately $14.2 million. These losses can be used to offset future taxable income through the year 2011. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                          Year ended    Period ended
                                                           June 30,       June 29,
                                                             1997           1996
                                                          ----------   --------------
     Provision for income taxes at U.S. statutory rate    $  2,220        $   (229)
     Increase (decrease) in tax resulting from:
     Nondeductible expenses                                     36              20
     State taxes, net of federal benefit                       121             (24)
                                                           ---------       ---------
                                                          $  2,377        $   (233)
                                                           =========       =========

NOTE 13 - LEASES
----------------

The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable operating leases which expire on various dates through 2002.

Future annual minimum lease payments under these leases are summarized as follows:

                                                                           Minimum
                                                                            Lease
     Years ending June 30,                                                 Payments
     ---------------------                                               ----------
     1998                                                                $     753
     1999                                                                      758
     2000                                                                      728
     2001                                                                      574
     2002                                                                      143
     Thereafter                                                                  -
                                                                          --------
                                                                         $   2,956
                                                                          ========

Rent expense was $0.5 million for the year ended June 30, 1997 and $0.2 million for the period ended June 29, 1996.

NOTE 14 - SAVINGS AND BENEFIT PLANS
-----------------------------------

The Company offers a retirement savings plan to its nonunion employees in the form of 401(k) and profit sharing plans. Under the 401(k) plan, employee contributions up to 3% of total compensation are matched by the Company, with vesting occurring ratably over a five year period. Profit sharing contributions of 2% of compensation are made on behalf of all nonunion employees on an annual basis. Profit sharing contributions also vest ratably over a five year period. The Company's contributions to the 401(k) plan for the year ended June 30, 1997 and the period ended June 29, 1996 were $0.6 million and $0.1 million, respectively. The Company's contributions to the profit sharing plan for the year ended June 30, 1997 and the period ended June 29, 1996 were $0.5 million and $0.1 million, respectively.

The Company has a defined benefit retirement plan for unionized employees in the Chambersburg plant. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. Net pension expense for the defined benefit retirement plan totaled $0.1 million and $0 for the year ended June 30, 1997 and the period ended June 29, 1996, respectively. The funding policy is consistent with the requirements of federal law and regulations.

NOTE 15 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company has a Management Services Agreement with Dartford Partnership, LLC ("Dartford") to provide consulting services and management oversight on financial and operational matters. The Company paid fees totaling $1.8 million to Dartford, a member of Foods, during the year ended June 30, 1997 and $0.6 million during the period ended June 29, 1996. The annual management fee was $0.7 million prior to the acquisition of Mrs. Paul's(R) and $1.2 million prior to the acquisition of the Quaker Frozen Food Business. The charge is included in general and administrative expenses in the Statement of Operations.

The Company paid certain members of Foods fees totaling $2.1 million during the year ended June 30, 1997 and $2.0 million during the period ended June 29, 1996. The fees were paid for services provided in identifying, negotiating and consummating the Company's acquisitions. The fees were included in the costs of the acquisitions.

On September 19, 1995, Mr. Thomas O. Ellinwood, the President of the Company, and Mr. Thomas J. Youngerman, Mr. Olafur Gudmundsson and Ms. C. Renee Sloan, Vice Presidents of the Company, executed promissory notes in favor of the Company in exchange for monies borrowed to assist in the capitalization of their limited liability company interests held with VDK Foods LLC. The promissory notes mature September 30, 1998 with required annual payments. Interest is due and payable quarterly at the rate of 8.5% per annum. The aggregate balance outstanding on the promissory notes was $213.3 and $305.0 at June 30, 1997 and June 29, 1996, respectively. This amount has been recorded as a reduction to paid-in capital and is reflected as such on the Statement of Changes in Stockholder's Equity.

NOTE 16 - LONG TERM INCENTIVE COMPENSATION PLAN
-----------------------------------------------

Foods has implemented an Incentive Compensation Plan (the "Plan") as a means by which Key Personnel (defined as employees and other specific designated persons) of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from the appreciation in the value of the Company. The Amended and Restated Limited Liability Company Agreement of

Foods, dated as of September 19, 1995, was amended and restated as of May 22, 1997 to approve and adopt the Plan. The effective date of the Plan is as of September 19, 1995.

Under the Plan, Key Personnel are issued various types of incentive compensation units (the "Units") in the Plan as a means to participate in the valuation of the Company, as determined based on certain formulae in the Plan document. The Units are subject to forfeiture based on the failure to meet vesting requirements, specified earnings targets, and/or rates of return targets for certain investors in Foods. Pursuant to the Plan document, the Units will have special valuation and payment provisions upon a change of control or initial public offering of the Company's or Holdings' stock (an "IPO").

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

The total amount due under the Plan, if any, is subject to the rates of return and forfeiture factors discussed above. Based on management and the Board of Director's assessment of the current valuation of the Company, there is no basis to record an accrual for compensation expense at this time. To the extent any amounts are deemed accruable under the Plan in the future, such amounts will be a liability of Foods as the sponsor of the Plan. However, because the Plan is for the benefit of Key Personnel of the Company, any expense to be recognized under the Plan will be pushed down to the Company, and will be recorded by the Company as expense and as additional paid in capital from its parent over the applicable vesting periods.

NOTE 17 - STOCKHOLDER'S EQUITY
------------------------------

The authorized capital stock of the Company consists of 200 shares of common stock, no par value, all of which are issued and outstanding and held by VDK Holdings, Inc. All of the capital stock of Holdings is held by VDK Foods LLC.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

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

Price Waterhouse LLP
San Francisco, California
July 22, 1996

                        VAN DE KAMP'S AND FROZEN DESSERT
                       PRODUCT LINES OF PET INCORPORATED
                         COMBINED STATEMENTS OF INCOME
                                 (in thousands)

                                                                   July 1, 1995
                                                                 through September       For the Years ended June 30,
                                                                     18, 1995                 1995              1994
                                                                   ----------         -----------------------------------
Net sales                                                        $     20,545         $     149,359         $    153,314
Cost of goods sold                                                     10,978                66,111               67,881
                                                                   ----------          ------------          -----------
  Gross profit                                                          9,567                83,248               85,433
                                                                   ----------          ------------          -----------
Selling distribution and marketing expenses:
  Selling and distribution                                              1,616                11,376               11,671
  Trade promotions                                                      3,699                34,530               33,304
  Consumer marketing                                                    1,919                 8,260                9,852
                                                                   ----------          ------------          -----------
    Total selling, distribution and marketing expenses                  7,234                54,166               54,827

Amortization of goodwill                                                  689                 3,305                3,305
General and administrative expenses                                     1,370                 9,789                8,682
                                                                   ----------          ------------          -----------
    Total operating expenses                                            9,293                67,260               66,814
                                                                   ----------          ------------          -----------
    Income from operations before income taxes                            274                15,988               18,619
Provision for income taxes                                                396                 7,716                8,769
                                                                   ----------          ------------          -----------
    Net income (loss)                                             $      (122)        $       8,272         $      9,850
                                                                   ==========          ============          ===========

                     See notes to the combined statements.

                        VAN DE KAMP'S AND FROZEN DESSERT
          PRODUCT LINES OF THE PILLSBURY COMPANY AND PET INCORPORATED

                   NOTES TO THE COMBINED STATEMENTS OF INCOME
                   ------------------------------------------

1.   THE ENTITY
     ----------

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

2.   BASIS OF PRESENTATION
     ---------------------

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

3.   SUMMARY OF ACCOUNTING POLICIES
     ------------------------------

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

     Property, plant and equipment -- Property, plant and equipment are stated at cost and depreciation is computed using the straight line method at annual rates of 2% to 20%. Expenditures for improvements which substantially extend the useful life or increase the capacity of assets, including interest during the construction period, are capitalized. Capital expenditures for the Businesses were $0, $1,884 and $2,075 for the period July 1, 1995 to September 18, 1995 and the years ended June 30, 1995 and 1994, respectively. Ordinary repairs and maintenance are expensed as incurred. When property, plant and equipment are sold or retired, cost and accumulated depreciation are removed from the accounts and gains and losses are recorded in income. Depreciation expense for the Businesses was $653, $3,016 and $2,902 for the period July 1, 1995 through September 18, 1995 and for the years ended June 30, 1995 and 1994, respectively.

     Goodwill -- Goodwill consists of the excess of cost over the fair market value of net tangible assets acquired. Goodwill is being amortized on a straight-line basis over 40 years.

4.   PROVISION FOR INCOME TAXES
     --------------------------

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

     The items which gave rise to differences between the income taxes provided in the statement of income and income taxes computed at the U.S. statutory rate are summarized below (in thousands):

                                                                        July 1, 1995
                                                                      through September
                                                                           18, 1995               1995                1994
                                                                      -----------------    ------------------    --------------
                                                                       Amount      %        Amount       %       Amount     %
Income tax expense computed at statutory rate                          $ 96     35.0       $5,595      35.0      $6,516    35.0
State income taxes, net of federal income tax benefit                    14      5.0          799       5.0         931     5.0
Goodwill amortization                                                   286      4.4        1,322       8.3       1,322     7.1
                                                                       ----     ----       ------      ----      ------    ----
  Provision for income taxes                                           $396     44.4       $7,716      48.3      $8,769    47.1
                                                                       ====     ====       ======      ====      ======    ====

                                                Schedule IX - Valuation Reserves
                                                --------------------------------

                                   Column A                  Column B           Column C                 Column D      Column E

                                                                                Additions
                                                                          ---------------------------
                                                             Balance at    Charged to     Charged to                   Balance at
                                                             Beginning     Costs and        Other                         End
                                  Description                of Period      Expenses       Accounts     Deductions      of Year
                      -----------------------------------  ------------   -----------   ------------   ------------   -----------
June 29, 1996          Allowance for doubtful accounts    $           -  $    190,000  $          -   $          -   $    190,000
                                                           ============   ===========   ============   ===========    ===========

June 30, 1997          Allowance for doubtful accounts    $     190,000  $    240,000  $           -  $    (14,000)  $    416,000
                                                           ============   ===========   ============   ===========    ===========

Exhibit Index

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and Pet Incorporated (incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "S-4")).

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

2.6 Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and Quaker (incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.7 Asset Purchase Agreement, dated as of February 3, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (incorporated by reference to
          Exhibit 2.1 to the Form 10-Q for quarter ended March 31, 1997).

2.8 Amendment to Asset Purchase Agreement, dated as of February 13, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-Q for quarter ended March 31, 1997).

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

10.4 Amendment No. 1 to Ellinwood Employment Agreement, dated as of July 1, 1996, between Thomas O. Ellinwood and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.4 to the Form 10-K dated as of June 29, 1996, and filed on September 27, 1996 (the "10-K")).

10.5 Employment Agreement, dated as of September 19, 1995, by and between Olafur Gudmundsson and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.22 to the S-4).

10.6 Amendment No. 1 to Gudmundsson Employment Agreement, dated as of July 1, 1996 between Olafur Gudmundsson and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.6 of the 10-K).

10.7 Employment Agreement, dated as of September 19, 1995 by and between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to
          Exhibit 10.23 to the S-4).

10.8 Amendment No. 1 to Sloan Employment Agreement, dated as of July 1, 1996, between C. Renee Sloan and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.8 of the 10-K).

10.9 Employment Agreement, dated as of September 19, 1995 by and between Thomas J. Youngerman and Van de Kamp's, Inc. (incorporated by reference to Exhibit 10.8 of the S-4).

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

10.18 Co-Pack Agreement, dated May 6, 1996 between Campbell and Shellfish (incorporated by reference to Exhibit 10.18 of the 10-K).

10.19 Buyer's Non-Recourse Promissory Note, dated May 6, 1996, issued by Shellfish in favor of Campbell (incorporated by reference to Exhibit
          10.19 of the 10-K).

10.20 First Amendment to Guarantee and Collateral Agreement, dated May 6, 1996 between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of Chemical Bank, as agent for the several banks and other financial institutions from time to time parties to the Amended and Restated Credit and Guarantee Agreement (incorporated by reference to Exhibit
          10.20 of the 10-K).

10.21 Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996 among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent (incorporated by reference to
          Exhibit 10.21 of the 10-K).

10.22 First Amendment, dated as of August 28, 1996, to the Second Amended and Restated Credit and Guarantee Agreement among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties hereto and the Chase Manhattan Bank, NA, as Agent (incorporated by reference to Exhibit 10.22 of the 10-K).

10.23 Second Amendment to Guarantee and Collateral Agreement, dated July 9, 1996, between Van de Kamp's, Inc. and VDK Holdings, Inc. in favor of The Chase Manhattan Bank, NA., as agent for the several banks and other financial institutions (incorporated by reference to Exhibit
          10.23 of the 10-K).

10.24 Trademark License Agreement, dated July 9, 1996 between Quaker, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

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

10.28 Senior Convertible Loan Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA., as agent (incorporated by reference to Exhibit 10.28 of the 10-K).

10.29 Cash Collateral Agreement, dated July 9, 1996, between VDK Holdings, Inc. and The Chase Manhattan Bank, NA., as agent (incorporated by reference to Exhibit 10.29 of the 10-K).

10.30 Second Amendment to the Second Amended and Restated Credit and Guarantee Agreement, dated as of March 27, 1997, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks, and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA, as agent (incorporated by reference to Exhibit 10.1 to Van de Kamp's, Inc.'s Form 10-Q for quarter ended March 31, 1997).

10.31 Employment Agreement, dated as of November 1, 1996 by and between Gregory L. Smith and Van de Kamp's, Inc.

10.32 Third Amendment to the Second Amended and Restated Credit and Guarantee Agreement, dated as of September 25, 1997, among VDK Holdings, Inc., Van de Kamp's, Inc., the banks, and other financial institutions named as parties thereto and The Chase Manhattan Bank, NA, as agent.

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

(b) Reports on Form 8K

1. A report on Form 8-K, dated July 9, 1996, was filed on July 24, 1996, on which Items 2 and 7 were reported. No financial statements were filed with this filing.

2. A report on Form 8-KA, dated July 9, 1996 was filed on September 22, 1996 with Item 2 and Item 7 and which included the following financial statements (incorporated by reference to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996):

          (a) The audited Combined Statements of Certain Assets and Liabilities, Revenues and Expenses, Changes in Equity and Cash Flows of the frozen food division of The Quaker Oats Company, as of and for the twelve months ended June 30, 1996, 1995, and 1994 together with the report of the independent accountants thereon.

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