Form 10-Q
period 1997-09-30
VAN DE KAMPS INC
filed 1997-11-13
CIK 1001839

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 33-97752

                              VAN DE KAMP'S, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               43-1721518
    ------------------------------         -------------------------------
   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                         1000 ST. LOUIS UNION STATION
                           ST. LOUIS, MISSOURI 63103
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                (314) 241-0303
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                     SHARES OUTSTANDING SEPTEMBER 30, 1997

                        Common stock, no par value  200

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
----------------------------
  See pages 2 through 5.

                              VAN DE KAMP'S, INC.

                                BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                        SEPTEMBER 30, JUNE 30,
                                                            1997        1997
                                                        ------------- --------
                                                         (UNAUDITED)  (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents............................   $  1,070    $    308
  Accounts receivable (net of $475 and $416 allowance,
   respectively).......................................     31,697      33,020
  Inventories (Note 3).................................     42,137      33,535
  Prepaid expenses.....................................      1,895       1,208
  Current deferred tax asset...........................     11,559       8,260
                                                          --------    --------
    Total current assets...............................     88,358      76,331
Property, plant and equipment, net.....................     86,321      86,394
Goodwill and other intangible assets, net..............    328,858     331,013
Other assets...........................................     15,595      15,853
                                                          --------    --------
    Total assets.......................................   $519,132    $509,591
                                                          ========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long term debt....................   $ 15,038    $ 13,097
  Senior secured revolving debt facility...............     20,500       5,000
  Accounts payable.....................................     17,131      13,791
  Accrued liabilities..................................     22,380      24,619
                                                          --------    --------
    Total current liabilities..........................     75,049      56,507
Deferred tax liability.................................     12,132      10,404
Senior secured term debt...............................    186,755     194,759
Senior subordinated notes..............................    100,000     100,000
                                                          --------    --------
    Total liabilities..................................    373,936     361,670
                                                          --------    --------
Stockholder's equity:
  Common stock, no par value...........................        --          --
  Paid in capital......................................    144,267     144,207
  Retained earnings....................................        929       3,714
                                                          --------    --------
    Total stockholder's equity.........................    145,196     147,921
                                                          --------    --------
    Total liabilities and stockholder's equity.........   $519,132    $509,591
                                                          ========    ========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE THREE
                                                               MONTHS ENDED,
                                                            -------------------
                                                            SEPTEMBER SEPTEMBER
                                                            30, 1997  28, 1996
                                                            --------- ---------
Net sales..................................................  $86,456   $78,153
Cost of goods sold.........................................   34,401    33,825
                                                             -------   -------
  Gross profit.............................................   52,055    44,328
Selling, distribution and marketing expenses:
  Selling and distribution.................................    8,762     9,441
  Trade promotions.........................................   25,356    19,848
  Consumer marketing.......................................    5,618     3,935
                                                             -------   -------
Total selling, distribution and marketing expenses.........   39,736    33,224
Amortization of goodwill and other intangibles.............    3,304     3,375
General and administrative expenses........................    4,936     2,624
Other expenses.............................................      --         48
Transition related costs (Note 4)..........................      --      1,090
                                                             -------   -------
Total operating expenses...................................   47,976    40,361
                                                             -------   -------
  Operating income.........................................    4,079     3,967
Interest income............................................      (20)     (285)
Interest expense...........................................    7,873     7,995
Amortization of deferred financing expense.................      537       499
Other bank and financing expenses..........................       44        26
                                                             -------   -------
  Loss before income taxes.................................   (4,355)   (4,268)
Income tax benefit.........................................   (1,570)   (1,707)
                                                             -------   -------
  Net loss.................................................  $(2,785)  $(2,561)
                                                             =======   =======


                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                            COMMON ADDITIONAL
                                            STOCK   PAID-IN   RETAINED
                                            SHARES  CAPITAL   EARNINGS  TOTAL
                                            ------ ---------- -------- --------
Balance at June 30, 1997...................  200    $144,207   $3,714  $147,921
Capital contribution.......................  --           60      --         60
Net loss...................................  --          --    (2,785)   (2,785)
                                             ---    --------   ------  --------
Balance at September 30, 1997..............  200    $144,267   $  929  $145,196
                                             ===    ========   ======  ========




                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED,
                                                    ---------------------------
                                                    SEPTEMBER 30, SEPTEMBER 28,
                                                        1997          1996
                                                    ------------- -------------
Cash flows from operating activities:
  Net loss.........................................    $(2,785)     $ (2,561)
  Adjustments to reconcile net loss to cash
   provided
   by operating activities:
   Depreciation and amortization...................      5,718         5,534
   Deferred income taxes...........................     (1,570)       (1,716)
   Change in assets and liabilities, net of effects
    of businesses
    acquired:
    Decrease (increase) in accounts receivable.....      1,323       (19,763)
    (Increase) in inventories......................     (8,602)       (5,433)
    (Increase) in prepaid expenses.................       (687)         (769)
    Increase in accounts payable...................      3,340         2,751
    (Decrease) increase in accrued liabilities.....     (2,239)        5,553
                                                       -------      --------
Net cash used in operating activities..............     (5,502)      (16,404)
                                                       -------      --------
Cash flows from investing activities:
  Additions to property, plant and equipment.......     (2,802)       (4,476)
  Additions to other non-current assets............       (430)         (305)
  Payment for acquisition of business (Note 2).....        --       (189,744)
                                                       -------      --------
  Net cash used in investing activities............     (3,232)     (194,525)
                                                       -------      --------
Cash flows from financing activities:
  Proceeds from senior secured revolving and term
   debt............................................     19,500        39,000
  Proceeds from senior subordinated notes..........        --        135,000
  Repayment of borrowings..........................    (10,064)       (1,066)
  Capital contributions from Holdings..............         60        40,000
  Debt issuance costs..............................        --         (5,631)
                                                       -------      --------
Net cash provided by financing activities..........      9,496       207,303
                                                       -------      --------
Increase (decrease) in cash and cash equivalents...        762        (3,626)
Cash and cash equivalents, beginning of period.....        308         4,040
                                                       -------      --------
Cash and cash equivalents, end of period...........    $ 1,070      $    414
                                                       =======      ========


                See accompanying notes to financial statements.

                       NOTES TO THE FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

  The interim financial statements of Van de Kamp's, Inc. (the --"Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

  Certain items previously reported in specific financial statement captions have been reclassified to conform with the presentation adopted for the quarter ended September 30, 1997.

  For further information, reference should be made to the financial statements for the period ended June 30, 1997 and notes thereto included in the Company's Annual Report on Form 10-K on file at the Securities and Exchange Commission.

NOTE 2 - BUSINESS ACQUISITION

 Quaker Frozen Food Business

  On July 9, 1996, substantially all of the assets of the frozen food division of The Quaker Oats Company ("Quaker") were purchased by the Company for $185.8 million. The Company purchased the Celeste(R) trademark and was granted an exclusive perpetual, transferable, royalty-free license of the Aunt Jemima(R) trademark for use in the frozen breakfast products business. Also included in the acquisition were inventories and the manufacturing facility located in Jackson, Tennessee, where the Company produces both product lines. The purchase agreement contains customary representations, warranties and covenants by each of Quaker and the Company. The acquisition was accounted for by using the purchase method of accounting and the allocation of the purchase price has been finalized.

  The acquisition was financed by (i) an equity capital contribution from VDK Holdings, Inc. ("Holdings") of $40.0 million, (ii) the borrowing by the Company of $45.0 million, $40.0 million and $50.0 million of senior secured tranche A debt, senior secured tranche B debt and senior secured tranche C debt, respectively, under the senior secured bank facilities, and (iii) a $20.0 million senior secured convertible loan secured by cash collateral posted by Holdings. The cash collateral balance received from Holdings was recorded as a capital contribution and used to repay the senior secured convertible loan in March 1997.


NOTE 3 - INVENTORIES

  Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following:


                                                          SEPTEMBER 30, JUNE 30,
                                                              1997        1997
                                                          ------------- --------
      Raw materials......................................    $18,740    $12,556
      Packaging..........................................      3,151      3,178
      Finished goods.....................................     20,246     17,801
                                                             -------    -------
                                                             $42,137    $33,535
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

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         --------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
  Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1997 Form 10-K for the period ended June 30, 1997.

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1997 and 1996) in this discussion refer to the Company's September-ending quarters.

  The following tables set forth, for the periods indicated, the percentage which the items in the Statement of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown below.

          COMPARATIVE RESULTS: THREE MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

                                    THREE MONTHS ENDED                   PERIOD TO
                          ------------------------------------------- PERIOD INCREASE
                          SEPTEMBER 30, 1997    SEPTEMBER 28, 1996      (DECREASE)
                          --------------------- --------------------- ---------------
                                  (DOLLARS IN THOUSANDS)
Net sales...............  $   86,456     100.0% $   78,153     100.0%       10.6%
Cost of goods sold......      34,401      39.8      33,825      43.3         1.7
                          ----------  --------  ----------  --------
  Gross profit..........      52,055      60.2      44,328      56.7        17.4
Selling, distribution
 and marketing expenses:
  Selling and
   distribution.........       8,762      10.2       9,441      12.1        (7.2)
  Trade promotions......      25,356      29.3      19,848      25.4        27.8
  Consumer marketing....       5,618       6.5       3,935       5.0        42.8
                          ----------  --------  ----------  --------
Total selling, distribu-
 tion and marketing ex-
 penses.................      39,736      46.0      33,224      42.5        19.6
Amortization of goodwill
 and other intangibles..       3,304       3.8       3,375       4.3        (2.1)
General and administra-
 tive expenses..........       4,936       5.7       2,624       3.4        88.1
Other expenses..........         --        --           48       0.0      (100.0)
Transition related               --        --        1,090       1.4      (100.0)
 costs..................  ----------  --------  ----------  --------
  Total operating             47,976      55.5      40,361      51.6        18.9
   expenses.............  ----------  --------  ----------  --------
  Operating income......       4,079       4.7       3,967       5.1         2.8
Interest income.........         (20)     (0.0)       (285)     (0.3)       93.0
Interest expense........       7,873       9.1       7,995      10.2        (1.5)
Amortization of deferred
 financing expense......         537       0.6         499       0.7         7.6
Other bank and financing          44      (0.0)         26       0.0        69.2
 expenses...............  ----------  --------  ----------  --------
  Loss before income
   taxes................      (4,355)     (5.0)     (4,268)     (5.5)        2.0
Income tax benefit......      (1,570)     (1.8)     (1,707)     (2.2)        8.0
                          ----------  --------  ----------  --------
  Net loss..............     ($2,785)    (3.2%) ($   2,561)    (3.3%)        8.7%
                          ==========  ========  ==========  ========

RESULTS OF OPERATIONS
---------------------
 Quarter Ended September 30, 1997 Compared to Quarter Ended September 28, 1996

  Net Sales. Net sales for the quarter increased 10.6% versus the same quarter last year to $86.5 million. The divestiture of the whipped topping product line in February 1997 accounted for a $2.0 million decrease in desserts sales versus the same quarter last year. Excluding the impact of whipped topping sales during the quarter ended September 28, 1996, sales increased $10.2 million, or 13.3%. Aunt Jemima(R) sales increased by $6.0 million, or 41.8%, due to a favorable response to increased consumer marketing and trade promotion spending. All breakfast product lines showed stronger sales and continued growth versus the same quarter in the prior year. Celeste(R) pizza sales increased by $3.7 million, or 24.7%, as a result of focused promotional programs and more effective trade spending. Contributing to this increase was the introduction of the Mama Celeste(TM) Fresh-Baked Rising Crust Pizza, which is a new product that was launched in September. Frozen seafood sales declined modestly as Mrs. Paul's(R) seafood sales decreased 3.4% and Van de Kamp's(R) seafood sales decreased 2.5%. The decline in seafood sales related to promotional timing differences and the consolidation of product lines to eliminate less profitable products. Foodservice sales increased $1.6 million, or 21.4%, versus the prior year, due to focused selling efforts on frozen breakfast products.

  Gross Profit. Gross profit increased from 56.7% as a percentage of net sales to 60.2%. The improvements were created by i) favorable raw material prices (particularly in seafood), ii) lower manufacturing costs for pizza and breakfast products in the Jackson, Tennessee facility, and iii) the impact of the divestiture of the less profitable whipped topping product line in February 1997. Cost saving initiatives implemented in the Jackson facility favorably impacted gross profit by producing higher yields and overhead efficiencies.

  Selling, Distribution, and Marketing Expenses. Selling, distribution, and marketing expenses increased from 42.5% as a percentage of net sales in the 1996 September quarter to 46.0% in the current quarter. The increase was due to higher trade promotion expense and consumer marketing expenditures. The increase was partially offset by lower selling and distribution expenses.

  Selling and distribution expenses declined as a percentage of net sales due to the development of a lower cost distribution network following the Mrs. Paul's(R) and Celeste(R)/Aunt Jemima(R) acquisitions. Trade promotion spending increased to reverse negative historical sales trends that existed prior to the Company's ownership. Higher trade promotions expenditures resulted in improved on-shelf pricing and more effective merchandising. Consumer marketing increased as a percentage of net sales due to increased consumer spending to support the introduction of Mama Celeste(TM) Fresh-Baked Rising Crust Pizza during the current quarter and to increase awareness of the Celeste(R) brand. Consumer marketing spending, specifically advertising and couponing, was increased to improve volume and brand equity across all product lines.

  Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles remained consistent with the same quarter in the prior year.

  General and Administrative Expenses. General and administrative expenses increased $2.3 million in order to facilitate the management of the businesses acquired during calendar 1996. General and administrative expenses increased from 3.4% as a percentage of net sales to 5.7% during 1997 because the Company reached near full staffing levels during the current quarter. The current quarter also included the cost of a foodservice department to manage that portion of the business which was not in existence in the prior year. During the 1996 quarter, the Company paid Quaker a brokerage fee of $0.4 million, which was classified as a selling expense, to manage the sales function of the foodservice business.

  Interest Expense. Interest expense decreased versus the same quarter in the prior year due to scheduled repayments of the Company's senior secured term debt.

  Income Before Income Taxes. Income before income taxes decreased $0.1 million due to the factors discussed above.

  Provision for Income Taxes. The Company's combined effective federal and state tax rate for the current quarter was approximately 36%. This rate was lower than the rate experienced in the same quarter last year because of a lower effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  On July 9, 1996, the Company acquired substantially all of the assets of the frozen food division of Quaker for approximately $185.8 million. These assets included the Celeste(R) frozen pizza business and the Aunt Jemima(R) frozen breakfast products business of Quaker. The acquisition was financed by (i) an equity capital contribution of $40.0 million from Holdings, (ii) $135.0 million of additional borrowings through the Company's senior secured bank facilities, and (iii) a $20.0 million senior secured convertible loan which was secured by cash collateral posted by Holdings. Total sources of financing of $195.0 million were used to fund the acquisition and pay transaction fees and expenses. The cash collateral balance received from Holdings was recorded as a capital contribution and used to repay the senior secured convertible loan in March 1997.

  Total debt at September 30, 1997 was $322.3 million, an increase of $9.4 million from June 30, 1997. The increase in debt was the result of additional net borrowings under the revolving debt facility necessary to fund working capital requirements which was partially offset by scheduled principal payments on the senior secured term debt. The debt consisted of $222.3 million of senior secured term and revolving debt and $100.0 million of senior subordinated notes outstanding. The interest rate on the subordinated notes is 12.0%, with semi-annual interest payments which commenced in March 1996. The senior secured term debt, of which $15.0 million will mature during fiscal year 1998, bears interest at a spread to prime or Eurodollar base rates. The weighted average interest rate at September 30, 1997 for the senior secured term debt was 8.6%. Interest is generally payable quarterly and principal payments are semi-annual.

  The Company has a $25.0 million senior secured revolving credit facility with a $20.5 million outstanding balance at September 30, 1997. The available capacity under the revolving credit facility is subject to limitations based on letters of credit.

  For the three months ended September 30, 1997, cash used in operations was $5.5 million. Net loss plus non-cash charges provided $1.4 million of operating cash flow, which was offset by a use of $6.9 million in cash to fund working capital requirements. Current assets, excluding cash, increased $11.3 million. Inventory levels accounted for the majority of the increase. Inventory quantities were increased to support the recent introduction of new products and because the Company was able to take advantage of favorable raw material prices during the quarter. The increase in current assets was partially offset by a $1.1 million increase in accounts payable and accrued expenses.

  Net cash used in investing activities was $3.2 million for the current quarter. The Company spent $2.8 million in the first quarter for capital expenditures, primarily to expand the frozen breakfast products production capacity and to install the necessary equipment to produce the Mama Celeste(TM) Fresh-Baked Rising Crust Pizza new product offering. The Company expects to spend approximately $16.4 million on capital expenditures in fiscal 1998. The Company anticipates that these expenditures will be funded from internal sources and available borrowing capacity.

  During the first quarter in fiscal 1998, cash of $9.5 million was provided by financing activities, primarily from periodic draws on the revolving credit facility of $19.5 million. Payments on borrowings in the first quarter were approximately $10.1 million which includes $6.1 million in principal payments on senior secured term debt and $4.0 million of periodic repayments on the revolving credit facility.

  At September 30, 1997, the Company had approximately $1.1 million of cash and cash equivalents and an unused commitment of $4.1 million on its $25.0 million revolving credit facility, net of reduction for previously issued letters of credit. Cash provided by operations and borrowings under the revolving credit facility are the primary sources of liquidity. Based on current estimates of cash flows and operating expenses, the Company believes that the available borrowing capacity under the revolving credit facility, combined with cash provided by operations, will continue to provide the Company with the flexibility to fund future operations as well as to meet existing obligations.

                           PART II-OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
-------------------------
  None.

ITEM 2: CHANGES IN SECURITIES
-----------------------------
  Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
  Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
  Not applicable.

ITEM 5: OTHER INFORMATION
-------------------------
  Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
  (a) Exhibits

 EXHIBIT
 NUMBER  EXHIBIT
 ------- -------
 27.1    Financial Data Schedule.


  (b) Reports on Form 8-K

      None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VAN DE KAMP'S, INC .



Dated     November 13, 1997            By:   /s/ Timothy B. Andersen
     -----------------------------           ---------------------------------
                                                 Timothy B. Andersen
                                              CHIEF FINANCIAL OFFICER AND VICE
                                            PRESIDENT, ADMINISTRATION AND DULY
                                                    AUTHORIZED OFFICER