Form 10-Q
period 1997-12-31
VAN DE KAMPS INC
filed 1998-02-13
CIK 1001839

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________

                        Commission file number 33-97752
                              VAN DE KAMP'S, INC.
            (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                  43-1721518
              --------                                  ----------
   (State or Other Jurisdiction of           (IRS Employer Identification No.)
   Incorporation or Organization)

                         1000 St. Louis Union Station
                          St. Louis, Missouri  63103
          (Address of Principal Executive Office, Including Zip Code)

                                (314) 241-0303
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes        No X
                                        ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                          Shares Outstanding
                                                          December 31, 1997

Common stock, no par value                                               200
================================================================================

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1:   FINANCIAL STATEMENTS
------------------------------

See pages 2 through 6.

                              VAN DE KAMP'S, INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                                                                            December 31,      June 30,
                                                                                1997            1997
                                                                           --------------     ---------
ASSETS                                                                      (unaudited)       (audited)

Current assets:
     Cash and cash equivalents                                              $      403        $     308
     Accounts receivable (net of $363 and $416 allowance, respectively)         30,573           33,020
     Inventories (Note 2)                                                       48,309           33,535
     Prepaid expenses                                                            2,335            1,208
     Current deferred tax asset                                                 13,162            8,260
                                                                            ----------        ---------
          Total current assets                                                  94,782           76,331

Property, plant and equipment, net                                              87,352           86,394
Goodwill and other intangible assets, net                                      325,704          331,013
Other assets                                                                    15,854           15,853
                                                                            ----------        ---------
          Total assets                                                      $  523,692        $ 509,591
                                                                            ==========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long term debt                                      $   15,038        $  13,097
     Senior secured revolving debt facility                                     21,000            5,000
     Accounts payable                                                           19,168           13,791
     Accrued liabilities                                                        22,276           24,619
                                                                            ----------        ---------
          Total current liabilities                                             77,482           56,507

Deferred tax liability                                                          13,867           10,404
Senior secured term debt                                                       186,755          194,759
Senior subordinated notes                                                      100,000          100,000
                                                                            ----------        ---------
          Total liabilities                                                    378,104          361,670
                                                                            ----------        ---------

Stockholder's equity:
     Common stock, no par value                                                      -                -
     Paid in capital                                                           144,373          144,207
     Retained earnings                                                           1,215            3,714
                                                                            ----------        ---------
          Total stockholder's equity                                           145,588          147,921
                                                                            ----------        ---------
          Total liabilities and stockholder's equity                        $  523,692        $ 509,591
                                                                            ==========        =========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF OPERATIONS
                            (dollars in thousands)
                                  (unaudited)

                                                      Three Months Ended              Six Months Ended
                                                         December 31,                    December 31,
                                                    -----------------------         ----------------------
                                                      1997          1996              1997         1996
                                                    ---------     ---------         ---------    ---------

Net sales                                           $ 112,873     $ 114,893         $ 199,329    $ 193,046
Cost of goods sold                                     45,174        49,756            79,575       83,581
                                                    ---------     ---------         ---------    ---------

     Gross profit                                      67,699        65,137           119,754      109,465

Selling, distribution and marketing expenses:
     Selling and distribution                          11,002        13,383            19,764       22,824
     Trade promotions                                  32,983        27,197            58,340       47,045
     Consumer marketing                                 6,826         6,105            12,443       10,040
                                                    ---------     ---------         ---------    ---------
Total selling, distribution and marketing              50,811        46,685            90,547       79,909
 expenses

Amortization of goodwill and other intangibles          3,488         3,385             6,792        6,760
General and administrative expenses                     4,441         3,409             9,377        6,081
Transition related costs (Note 3)                           -           503                 -        1,593
                                                    ---------     ---------         ---------    ---------
Total operating expenses                               58,740        53,982           106,716       94,343
                                                    ---------     ---------         ---------    ---------

     Operating income                                   8,959        11,155            13,038       15,122

Interest income                                           (10)         (347)              (31)        (632)
Interest expense                                        7,966         8,608            15,839       16,603
Amortization of deferred financing expense                542           548             1,080        1,047
Other bank and financing expenses                          44           106                88          132
                                                    ---------     ---------         ---------    ---------

     Profit (loss) before income taxes                    417         2,240            (3,938)      (2,028)

Income tax expense (benefit)                              131           896            (1,439)        (811)
                                                    ---------     ---------         ---------    ---------

     Net profit (loss)                              $     286     $   1,344         $  (2,499)   $  (1,217)
                                                    =========     =========         =========    =========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            (dollars in thousands)
                                  (unaudited)

                                        Common        Additional
                                         Stock        Paid-in          Retained
                                        Shares        Capital          Earnings       Total
                                       --------       ----------       --------       ---------

Balance at June 30, 1997                    200       $   144,207      $  3,714       $ 147,921
Capital contribution                          -               166             -             166
Net loss                                      -                 -        (2,499)         (2,499)
                                       --------       -----------      --------       ---------

Balance at December 31, 1997                200       $   144,373      $  1,215       $ 145,588
                                       ========       ===========      ========       =========


                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                 ------------------------------------
                                                                                     1997                    1996
                                                                                 ------------            ------------
Cash flows from operating activities:
     Net loss                                                                    $     (2,499)           $     (1,217)
     Adjustments to reconcile net loss to cash provided
      by operating activities:
         Depreciation and amortization                                                 11,696                  11,284
         Deferred income taxes                                                         (1,439)                   (859)
         Change in assets and liabilities, net of effects of business acquired:
             Decrease (increase) in accounts receivable                                 2,447                 (12,859)
             (Increase) in inventories                                                (14,774)                (13,629)
             (Increase) in prepaid expenses                                            (1,127)                 (1,162)
             Increase in accounts payable                                               5,377                   6,623
              (Decrease) increase in accrued liabilities                               (2,343)                 10,370
             (Increase) in other assets                                                (1,564)                   (942)
                                                                                 ------------            ------------
Net cash used in operating activities                                                  (4,226)                 (2,391)
                                                                                 ------------            ------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                        (5,782)                 (9,101)
     Payment for acquisition of business                                                    -                (190,051)
                                                                                 ------------            ------------
Net cash used in investing activities                                                  (5,782)               (199,152)
                                                                                 ------------            ------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                              28,500                  45,000
     Proceeds from senior subordinated notes                                                -                 135,000
     Repayment of borrowings                                                          (18,564)                (16,792)
     Capital contributions from Holdings                                                  167                  40,092
     Debt issuance costs                                                                    -                  (5,631)
                                                                                 ------------            ------------
Net cash provided by financing activities                                              10,103                 197,669
                                                                                 ------------            ------------

Increase (decrease) in cash and cash equivalents                                           95                  (3,874)

Cash and cash equivalents, beginning of period                                            308                   4,040
                                                                                 ------------            ------------
Cash and cash equivalents, end of period                                         $        403            $        166
                                                                                 ============            ============

                See accompanying notes to financial statements.

Notes to the Financial Statements
(dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

NOTE 2 - INVENTORIES
--------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following:

                                        December 31,              June 30,
                                            1997                    1997
                                       --------------          --------------

     Raw materials                     $       20,284          $       12,556
     Packaging                                  3,454                   3,178
     Finished goods                            24,571                  17,801
                                       --------------          --------------
                                       $       48,309          $       33,535
                                       ==============          ==============






NOTE 3 - TRANSITION RELATED COSTS
---------------------------------

Transition related costs consist of what management believes are one-time costs incurred to establish operations and integrate the businesses acquired, including relocation expenses, recruiting fees, sales training, computer systems conversion, and other one-time transitional expenses.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1997 Form 10-K for the period ended June 30, 1997.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1997 and 1996) in this discussion refer to the Company's December-ending quarters.

The following tables set forth, for the periods indicated, the percentage which the items in the Statement of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown on the pages that follow.

 Comparative Results: Three Months Ended December 31, 1997 and December 31, 1996
                            (dollars in thousands)
                                  (unaudited)

                                              Three Months Ended              Period to
                                    -------------------------------------   Period Increase
                                    December 31, 1997   December 31, 1996     (Decrease)
                                    -----------------   -----------------   ---------------
Net sales                           $112,873   100.0%   $114,893   100.0%         (1.8%)
Cost of goods sold                    45,174    40.0      49,756    43.3          (9.2)
                                    --------   -----    --------   -----
  Gross profit                        67,699    60.0      65,137    56.7           3.9

Selling, distribution and
  marketing expenses:
    Selling and distribution          11,002     9.8      13,383    11.6         (17.8)
    Trade promotions                  32,983    29.2      27,197    23.7          21.3
    Consumer marketing                 6,826     6.0       6,105     5.3          11.8
                                    --------   -----    --------   -----
Total selling, distribution and
  marketing expenses                  50,811    45.0      46,685    40.6           8.8

Amortization of goodwill and
  other intangibles                    3,488     3.1       3,385     3.0           3.0
General and administrative
  expenses                             4,441     3.9       3,409     3.0          30.3
Transition related costs                  -       -          503     0.4        (100.0)
                                    --------   -----    --------   -----
    Total operating expenses          58,740    52.0      53,982    47.0           8.8
                                    --------   -----    --------   -----
    Operating income                   8,959     8.0      11,155     9.7         (19.7)

Interest income                          (10)     -         (347)   (0.3)         97.1
Interest expense                       7,966     7.1       8,608     7.4          (7.5)
Amortization of deferred
  financing expense                      542     0.5         548     0.5          (1.1)
Other bank and financing expenses         44      -          106     0.1         (58.5)
                                    --------   -----    --------   -----
  Profit before income taxes             417     0.4       2,240     2.0         (81.4)

Income tax expense                       131     0.1         896     0.8         (85.4)
                                    --------   -----    --------   -----
  Net profit                            $286     0.3%     $1,344     1.2%        (78.7%)
                                    ========   =====    ========   =====

RESULTS OF OPERATIONS
---------------------

                  Quarter Ended December 31, 1997 Compared to
                        Quarter Ended December 31, 1996

Net Sales. Net sales for the quarter decreased 1.8% versus the same quarter last year to $112.9 million. The divestiture of the whipped topping product line in February 1997 accounted for a $3.3 million decrease in desserts sales versus the same quarter last year. Excluding the impact of whipped topping sales during the quarter ended December 31, 1996, sales increased in the current quarter by $1.3 million, or 1.1%. Frozen seafood sales improved 3.2% versus the same quarter last year due largely to the successful introduction of premium grilled products in October 1997. Aunt Jemima(R) sales decreased by $1.3 million, or 6.3%, as compared to a very strong quarter in 1996. The decrease was due to a change in the timing of promotional programs and increased competitive activity within the pancake segment of the frozen breakfast category. Celeste(R) pizza sales increased by $1.1 million, or 5.7%, which reflects sales of a new rising crust product introduced in September 1997 called Mama Celeste(TM) Fresh-Baked Rising Crust Pizza. Current quarter sales of foodservice products increased 4.0%, which includes a price increase of approximately 3.0% taken in July 1997.

Gross Profit. Gross profit increased from 56.7% as a percentage of net sales to 60.0%. The improvement was primarily created by three factors: i) lower seafood manufacturing costs stemming from the integration of grilled seafood products into the Erie and Chambersburg facilities, ii) favorable raw material and packaging prices, and iii) the impact of the divestiture of the less profitable whipped topping product line in February 1997. Startup inefficiencies related to new product offerings partially offset the gross profit improvements mentioned above.

Selling, Distribution, and Marketing Expenses. Selling, distribution, and marketing expenses increased from 40.6% as a percentage of net sales in the 1996 December quarter to 45.0% in the current quarter. The increase was due to higher trade promotion expense and consumer marketing expenses, which was mitigated by lower selling and distribution expenses.

Selling and distribution expenses declined as a percentage of net sales due to the favorable impact of the lower cost distribution system implemented by the Company, which included more favorable freight rates and continued operational efficiencies within the distribution network. Trade promotion spending increased principally to support the introduction of new products in the Company's seafood and pizza product lines and to respond to new product introductions by competitors in the frozen breakfast category. New television advertising initiatives in support of the Company's brands in the breakfast and pizza product lines resulted in higher consumer marketing spending than last year.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles was consistent with the same quarter in the prior year.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, to 3.9% as a percentage of net sales versus 3.0% in the prior year. The increase represents the Company reaching full staffing levels required to support the acquired businesses, which had not been achieved in the December quarter last year. The current quarter also included the cost of a foodservice sales organization, which had been managed by Quaker for a fee of $0.4 million and classified as a selling expense in the prior year's quarter.

Operating Income. Operating income decreased $2.2 million, or 19.7%, to $9.0 million. The decrease was due to higher marketing expenses and general and administrative expenses. The increase in operating expenses was partially offset by an increase in gross profit.

Interest Expense. Interest expense decreased $0.6 million versus the same quarter in the prior year due to scheduled repayments of the Company's senior secured term debt.

Income Before Income Taxes. Income before income taxes decreased $1.8 million due to the factors discussed above.

Income Tax Expense. The Company's combined effective federal and state tax rate for the current quarter was approximately 31.4% as compared to 40.0% in the prior year quarter. The rate was lower than the rate experienced in the same quarter last year because of a lower effective state tax rate.

Net Profit. The Company recorded a $0.3 million profit for the quarter as compared to a net profit of $1.3 million for the same quarter last year as a result of the factors noted above.

   Comparative Results: Six Months Ended December 31, 1997 and December 31, 1996
                            (dollars in thousands)
                                  (unaudited)

                                                  Six Months Ended                    Period to
                                       ---------------------------------------     Period Increase
                                       December 31, 1997     December 31, 1996       (Decrease)
                                       -----------------     -----------------     ---------------
Net sales                              $199,329    100.0%    $193,046    100.0%           3.3%
Cost of goods sold                       79,575     39.9       83,581     43.3           (4.8)
                                       --------    -----     --------    -----
  Gross profit                          119,754     60.1      109,465     56.7            9.4

Selling, distribution and
  marketing expenses:
    Selling and distribution             19,764      9.9       22,824     11.8          (13.4)
    Trade promotions                     58,340     29.3       47,045     24.4           24.0
    Consumer marketing                   12,443      6.2       10,040      5.2           23.9
                                       --------    -----     --------    -----
Total selling, distribution and
  marketing expenses                     90,547     45.4       79,909     41.4           13.3

Amortization of goodwill and
  other intangibles                       6,792      3.4        6,760      3.5            0.5
General and administrative
  expenses                                9,377      4.7        6,081      3.2           54.2
Transition related costs                      -        -        1,593      0.8         (100.0)
                                       --------    -----     --------    -----
    Total operating expenses            106,716     53.5       94,343     48.9           13.1
                                       --------    -----     --------    -----
    Operating income                     13,038      6.6       15,122      7.8          (13.8)

Interest income                             (31)       -         (632)    (0.4)          95.1
Interest expense                         15,839      8.0       16,603      8.6           (4.6)
Amortization of deferred
  financing expense                       1,080      0.5        1,047      0.5            3.2
Other bank and financing expenses            88      0.1          132      0.1          (33.3)
                                       --------    -----     --------    -----
  Loss before income taxes               (3,938)    (2.0)      (2,028)    (1.0)          94.2

Income tax benefit                       (1,439)    (0.7)        (811)    (0.4)          77.4
                                       --------    -----     --------    -----

  Net loss                             $ (2,499)    (1.3%)   $ (1,217)    (0.6%)        105.3%
                                       ========    =====     ========    =====

                Six Months Ended December 31, 1997 Compared to
                      Six Months Ended December 31, 1996

Net Sales. Net sales for the period increased 3.3% versus the same period last year to $199.3 million. The divestiture of the whipped topping product line in February 1997 accounted for a $5.2 million decrease in desserts sales versus the same period last year. Excluding the impact of whipped topping sales during the period ended December 31, 1996, net sales in the current six month period increased $11.4 million, or 6.0%. Aunt Jemima(R) sales increased by $4.7 million, or 13.1%, as a result of increased consumer marketing support and trade promotion spending. Celeste(R) pizza sales increased by $4.8 million, or 13.9%, due to sales of a new product offering, Mama Celeste(TM) Fresh-Baked Rising Crust Pizza, and increased sales in the core Pizza-For-One products. Frozen seafood sales improved by 1.0% versus the same period last year. Frozen seafood sales increased as a result of the successful introduction of premium grilled products, which was partially offset by lower sales of existing seafood products. Foodservice sales increased $1.8 million, or 11.4%, versus the prior year, due to focused selling efforts on frozen breakfast products and a price increase of approximately 3.0% taken in July 1997.

Gross Profit. Gross profit increased from 56.7% as a percentage of net sales to 60.1%. The improvements reflect: i) cost saving initiatives implemented in the Jackson facility, ii) lower manufacturing costs stemming from the integration of grilled seafood products into the Erie and Chambersburg facilities, iii) favorable raw material and packaging prices, and iv) the impact of the divestiture of the less profitable whipped topping product line in February 1997. The plant savings were partially offset by startup inefficiencies related to new product offerings.

Selling, Distribution, and Marketing Expenses. Selling, distribution, and marketing expenses increased from 41.4% as a percentage of net sales in the 1996 period to 45.4% in the current six month period. The increase was due to higher trade promotion expense and consumer marketing expenses, which was mitigated by lower selling and distribution expenses.

Selling and distribution expenses as a percentage of net sales declined due to more favorable freight rates and operational efficiencies within the distribution system. Trade promotion spending increased primarily to support the introduction of new products in the Company's seafood and pizza product lines and to respond to new product introductions by competitors in the frozen breakfast category. New television advertising initiatives in support of the Company's brands in the breakfast and pizza product lines resulted in increased consumer marketing spending compared to last year.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles was consistent with the same period in the prior year.

General and Administrative Expenses. General and administrative expenses increased $3.3 million, to 4.7% as a percentage of net sales versus 3.2% in the prior year. The increase represents the Company reaching full staffing levels required to support the acquired businesses, which had not been achieved in the six month period last year. In addition, a brokerage fee of $0.8 million, which was classified as a selling expense, was paid to Quaker for foodservice management during the prior year period.

Operating Income. Operating income decreased $2.1 million, or 13.8%, to $13.0 million. The decrease was due to higher marketing expenses and general and administrative expenses. The increase in operating expenses was partially offset by an increase in gross profit.

Interest Expense. Interest expense decreased $0.8 million versus the same period in the prior year due to scheduled repayments of the Company's senior secured term debt. The decrease in interest expense was partially offset by additional borrowings on the senior secured revolving debt facility.

Loss Before Income Taxes. Loss before income taxes increased $1.9 million due to the factors discussed above.

Income Tax Benefit. The Company's combined effective federal and state tax rate for the current period was approximately 36.5%. The rate was lower than the rate experienced in the same period last year because of a lower effective state tax rate.

Net Loss. The Company incurred a $2.5 million loss for the period as compared to a loss of $1.2 million for the same period last year as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total debt at December 31, 1997 was $322.8 million, an increase of $9.9 million from June 30, 1997. The increase in debt was the result of additional net borrowings under the revolving debt facility necessary to fund working capital requirements, which was partially offset by scheduled principal payments on the senior secured term debt. The debt consisted of $222.8 million of senior secured term and revolving debt and $100.0 million of senior subordinated notes outstanding. The senior secured term debt, of which $13.1 million will mature during fiscal year 1998, bears interest at a spread to prime or Eurodollar base rates. The weighted average interest rate at December 31, 1997 for the senior secured term debt was 8.8%. The interest rate on the subordinated notes is 12.0%, with semi-annual interest payments which commenced in March 1996. Interest is generally payable quarterly and principal payments are semi-annual.

The Company has a $25.0 million senior secured revolving debt facility, of which $21.0 million was outstanding at December 31, 1997. The weighted average interest rate on the revolving debt facility was 8.8% at December 31, 1997. The available capacity under the revolving debt facility is subject to limitations based on letters of credit.

For the six months ended December 31, 1997, cash used in operations was $4.2 million. Net loss plus non-cash charges provided $7.8 million of operating cash flow, which was offset by a use of $12.0 million in cash to fund working capital requirements. Current assets, excluding cash, increased $16.8 million. Inventory levels accounted for the majority of the increase. Seafood inventory quantities were increased to take advantage of favorable prices in raw materials and to support anticipated volume requirements during the upcoming March 1998 quarter. The increase in current assets was partially offset by a $5.4 million increase in accounts payable.

Net cash used in investing activities was $5.8 million for the six months ended December 31, 1997. Capital expenditures during the period were primarily related to the expansion of production capacity for frozen breakfast products and to install the necessary equipment to produce the Mama Celeste(TM) Fresh-Baked Rising Crust Pizza new product offering. The Company continues to expand its computerized management information systems technology, all of which are in compliance with the Year 2000. The Company expects to spend approximately $15.0 million on capital expenditures in fiscal 1998. The Company anticipates that these expenditures will be funded from internal sources and available borrowing capacity.

During the six months ended December 31, 1997, cash provided by financing activities was $10.1 million, which was primarily from periodic draws on the revolving debt facility of $28.5 million. Payments on borrowings during the six month period were approximately $18.6 million which includes $6.1 million in principal payments on senior secured term debt and $12.5 million of periodic repayments on the revolving debt facility.

At December 31, 1997, the Company had approximately $0.4 million of cash and cash equivalents and an unused commitment of $3.9 million on its $25.0 million revolving debt facility, net of reduction for outstanding letters of credit. Cash provided by operations and borrowings under the revolving debt facility are the primary sources of liquidity. Based on current estimates of cash flows and operating expenses, the Company believes that the available borrowing capacity under the revolving debt facility, combined with cash provided by operations, will continue to provide the Company with the flexibility to fund future operations as well as to meet existing obligations.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1: LEGAL PROCEEDINGS
-------------------------

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

Exhibit
Number    Exhibit
-------   -------

27.1 Financial Data Schedule for the period ended December 31, 1997 submitted to the Securities and Exchange Commission in electronic format.


(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VAN DE KAMP'S, INC.




Dated  February 13, 1998                     By:   /s/ TIMOTHY B. ANDERSEN
       ----------------------------------         ------------------------------
                                                       Timothy B. Andersen
                                                   Chief Financial Officer and
                                                  Vice President, Administration
                                                   and duly authorized officer