Form 10-Q
period 1998-03-31
VAN DE KAMPS INC
filed 1998-05-15
CIK 1001839

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________

                        Commission file number 33-97752
                              VAN DE KAMP'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                          43-1721518
                     --------                          ----------
          (State or Other Jurisdiction of            (IRS Employer
           Incorporation of Organization)          Identification No.)

                          1000 St. Louis Union Station
                           St. Louis, Missouri  63103
          (Address of Principal Executive Office, Including Zip Code)

                                 (314) 241-0303
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  ___       No  X
                                                      ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                        Shares Outstanding
                                                        May 8, 1998

Common stock, no par value                                             200

===============================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 8.

                              VAN DE KAMP'S, INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                                                                                  March 31,            June 30,
                                                                                    1998                 1997
                                                                                 -----------           --------
ASSETS                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                     $     53            $    308
     Accounts receivable (net of $420 and $416 allowance, respectively)              43,350              33,020
     Inventories (Note 2)                                                            35,825              33,535
     Prepaid expenses                                                                 1,459               1,208
     Current deferred tax assets                                                     11,989               8,260
                                                                                    -------            --------
          Total current assets                                                       92,676              76,331

Property, plant and equipment, net                                                   88,240              86,394
Non-current deferred tax assets                                                       7,171                   -
Goodwill and other intangible assets, net                                           322,550             331,013
Other assets                                                                         16,434              15,853
                                                                                   --------            --------
          Total assets                                                             $527,071            $509,591
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long term debt                                             $ 16,978            $ 13,097
     Senior secured revolving debt facility                                          15,000               5,000
     Accounts payable                                                                13,577              13,791
     Accrued liabilities                                                             31,607              24,619
                                                                                   --------            --------
          Total current liabilities                                                  77,162              56,507

Deferred tax liabilities                                                                  -              10,404
Other liabilities (Note 3)                                                           15,000                   -
Senior secured term debt                                                            177,781             194,759
Senior subordinated notes                                                           100,000             100,000
                                                                                   --------            --------
          Total liabilities                                                         369,943             361,670
                                                                                   --------            --------

Stockholder's equity:
     Common stock, no par value                                                           -                   -
     Paid-in capital                                                                198,635             144,420
     Promissory notes                                                                  (107)               (213)
     (Accumulated deficit) retained earnings (Note 3)                               (41,400)              3,714
                                                                                   --------            --------
          Total stockholder's equity                                                157,128             147,921
                                                                                   --------            --------
          Total liabilities and stockholder's equity                               $527,071            $509,591
                                                                                   ========            ========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF OPERATIONS
                            (dollars in thousands)
                                  (unaudited)

                                                                Three Months Ended                           Nine Months Ended
                                                                     March 31,                                   March 31,
                                                            ----------------------------               ----------------------------
                                                              1998                1997                   1998                1997
                                                            --------            --------               --------            --------
Net sales                                                   $148,959            $151,067               $348,288            $344,113
Cost of goods sold                                            56,202              59,941                135,777             143,522
                                                            --------            --------               --------            --------

     Gross profit                                             92,757              91,126                212,511             200,591
                                                            --------            --------               --------            --------

Selling, distribution and marketing expenses:
     Selling and distribution                                 14,001              14,181                 33,765              37,005
     Trade promotions                                         43,194              36,863                101,534              83,908
     Consumer marketing                                       12,705              13,857                 25,151              23,897
                                                            --------            --------               --------            --------
Total selling, distribution and marketing expenses            69,900              64,901                160,450             144,810

Amortization of goodwill and other intangibles                 3,402               3,222                 10,194               9,982
General and administrative expenses                            4,594               3,744                 13,968               9,825
Compensation plan expense (Note 3)                            69,000                   -                 69,000                   -
Transition related costs (Note 4)                                  -                 480                      -               2,073
                                                            --------            --------               --------            --------
Total operating expenses                                     146,896              72,347                253,612             166,690
                                                            --------            --------               --------            --------

     Operating (loss) income                                 (54,139)             18,779                (41,101)             33,901

Interest income                                                  (30)               (307)                   (60)               (939)
Interest expense                                               7,795               8,159                 23,634              24,762
Amortization of deferred financing expense                       532                 526                  1,612               1,573
Other bank and financing expenses                                 44                  83                    131                 215
                                                            --------            --------               --------            --------

     (Loss) income before income taxes                       (62,480)             10,318                (66,418)              8,290

Income tax (benefit) provision                               (19,865)              4,127                (21,304)              3,316
                                                            --------            --------               --------            --------

     Net (loss) income                                      $(42,615)           $  6,191               $(45,114)           $  4,974
                                                            ========            ========               ========            ========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            (dollars in thousands)
                                  (unaudited)

                                                                                                   Retained
                                               Common           Additional                         Earnings
                                                Stock             Paid-in       Promissory      (Accumulated
                                               Shares             Capital          Notes           Deficit)       Total
                                              --------          ----------       ---------       ------------   ---------
Balance at June 30, 1997                         200            $144,420         $ (213)            $  3,714    $147,921
Capital contribution                               -                 215              -                    -         215
Payments on officer promissory notes               -                   -            106                    -         106
Compensation plan expense (Note 3)                 -              54,000              -                    -      54,000
Net loss                                           -                   -              -              (45,114)    (45,114)
                                              ------            --------       ---------            --------    --------
Balance at March 31, 1998                        200            $198,635         $ (107)            $(41,400)   $157,128
                                              ======            ========       =========            ========    ========

                See accompanying notes to financial statements.

                              VAN DE KAMP'S, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                                      Nine Months
                                                                                         Ended
                                                                                       March 31,
                                                                         -------------------------------------
                                                                               1998                    1997
                                                                         --------------          -------------
Cash flows from operating activities:
     Net (loss) income                                                   $      (45,114)             $   4,974
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
         Depreciation and amortization                                           17,483                 16,772
         Deferred income taxes                                                  (21,304)                 1,808
         Compensation plan expense                                               69,000                      -
         Change in assets and liabilities, net of effects of business acquired:
             Increase in accounts receivable                                    (10,330)               (27,950)
             Increase in inventories                                             (2,290)                (2,748)
             Increase in prepaid expenses                                          (251)                  (256)
             (Decrease) increase in accounts payable                               (214)                 2,273
             Increase in accrued liabilities                                      6,988                 10,895
             Increase in income taxes payable                                         -                  1,456
             Increase in other assets                                            (1,296)                  (484)
                                                                         --------------          -------------
Net cash provided by operating activities                                        12,672                  6,740
                                                                         --------------          -------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                  (7,524)               (12,717)
     Additions to other non-current assets                                       (2,627)                (1,267)
     Payment for acquisition of business                                              -               (190,222)
     Proceeds from sale of assets                                                     -                  6,192
                                                                         --------------          -------------
Net cash used in investing activities                                           (10,151)              (198,014)
                                                                         --------------          -------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                        31,000                188,000
     Repayment of borrowings                                                    (34,097)               (54,894)
     Capital contributions from Holdings                                            321                 60,092
     Debt issuance costs                                                              -                 (5,631)
                                                                         --------------          -------------
Net cash (used in) provided by financing activities                              (2,776)               187,567
                                                                         --------------          -------------

Decrease in cash and cash equivalents                                              (255)                (3,707)

Cash and cash equivalents, beginning of period                                      308                  4,040
                                                                         --------------          -------------
Cash and cash equivalents, end of period                                 $           53              $     333
                                                                         ==============          =============

                See accompanying notes to financial statements.

Notes to the Financial Statements
(dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The interim financial statements of Van de Kamp's, Inc. (the "Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

For further information, reference should be made to the financial statements for the period ended June 30, 1997 and notes thereto included in the Company's Annual Report on Form 10-K on file at the Securities and Exchange Commission.

NOTE 2 - INVENTORIES
--------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following:

                                                 March 31,       June 30,
                                                   1998            1997
                                                 ---------       --------
             Raw materials                        $11,687         $12,556
             Packaging                              4,477           3,178
             Finished goods                        19,661          17,801
                                                  -------         -------
                                                  $35,825         $33,535
                                                  =======         =======

NOTE 3 - COMPENSATION PLAN EXPENSE
----------------------------------

For the quarter ended March 31, 1998, the Company recorded non-cash compensation plan expense of $69.0 million based on the estimated current valuation of the Company and in accordance with the compensation arrangement ("VDK Plan") contained in the Limited Liability Company Agreement of VDK Foods LLC ("Agreement"). Valuations prior to the current quarter did not result in compensation expense under the VDK Plan. Included in compensation plan expense was a tax gross up amount of $15.0 million, which relates to certain distributions as provided for in the VDK Plan. The expense has been recorded as a liability of VDK Foods LLC as the sponsor to the VDK Plan. However, because the VDK Plan is for the benefit of key personnel (as defined in the Agreement) of the Company, expense recognized under the VDK Plan has been pushed down to the Company, and has been recorded by the Company as compensation plan expense and as additional paid in capital from its parent. Because the Company will receive the tax benefit associated with the payments under the VDK Plan, including the tax gross up amount, and because the tax benefit will at least exceed the amount of the tax gross up payments to be made, the Company will bear and has recorded the liability for such tax gross up payments. Should the Company appreciate further in value, additional compensation plan expense would be recorded in future periods.

VDK Foods LLC will satisfy its liability under the VDK Plan by distributing equity securities to vested key personnel according to the Agreement and similar to the type of equity securities distributed to investors in VDK Foods LLC.

NOTE 4 - TRANSITION RELATED COSTS
---------------------------------

Transition related costs consist of what management believes are one-time costs incurred to establish operations and integrate the businesses acquired, including relocation expenses, recruiting fees, sales training, computer systems conversion, and other one-time transitional expenses.

NOTE 5 - CHANGE IN CONTROL
--------------------------

Prior to April 8, 1998, 100% of the Company's capital stock was directly held by VDK Holdings, Inc. ("VDK Holdings"), a Delaware corporation, and 100% of VDK Holdings' capital stock was directly held by VDK Foods LLC ("VDK LLC"), a Delaware limited liability company. Accordingly, 100% of the Company's capital stock was indirectly held by VDK LLC. As of the Change in Control Event (defined below), Aurora/VDK LLC ("New LLC"), a Delaware limited liability company, directly holds 100% of the VDK Holdings' voting securities, VDK Holdings continues to hold directly 100% of the Company's capital stock, and

MBW Investors LLC ("MBW LLC"), a Delaware limited liability company, and VDK LLC directly hold 55.5% and 44.5%, respectively, of the interests in New LLC and therefore, indirectly hold 55.5% and 44.5%, respectively, of the Company's capital stock.

On April 8, 1998, MBW LLC and VDK LLC formed New LLC. MBW LLC contributed all of the stock of Aurora Foods Holdings Inc. and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution"). In return for these contributions, MBW LLC was issued 55.5% of the interests in New LLC plus a right to receive a special $8.5 million priority distribution from New LLC, and VDK LLC was issued 44.5% of the interests in New LLC plus a right to receive a special $42.4 million priority distribution from New LLC (the "Change in Control Event"). The amount and source of consideration used by MBW LLC and VDK LLC for their acquisition of interests in New LLC were their equity in Aurora Foods Holdings Inc. and VDK Holdings, respectively.

The Change in Control Event constitutes a Change of Control under the Company's 12% Senior Subordinated Notes due 2005 (the "VDK Notes"). The terms of the VDK Notes provide, inter alia, that within 30 days after a Change of Control, the Company is required to offer to purchase (the "Buyback") the VDK Notes at 101% of their principal amount plus accrued interest.

Accordingly, in connection with the Buyback, the Company has made arrangements pursuant to a Commitment Letter dated April 8, 1998 between the Chase Manhattan Bank, Chase Securities, Inc. and the Company for a standby credit facility with respect to VDK Notes to provide funding for the Buyback.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

On May 1, 1998, the Company completed the sale of its frozen desserts product line ("Desserts Sale") to Mrs. Smith's Bakeries, Inc., a subsidiary of Flowers, Inc. The Company received approximately $26.0 million from the sale of machinery and equipment, contracts, the Pet Ritz(R) and Oronoque Orchards(R) trademarks, intellectual property and goodwill. The Company also received approximately $2.0 million from the sale of finished goods inventory. The Company sold the machinery and equipment related to the frozen desserts product line physically located at the Chambersburg, Pennsylvania manufacturing facility, and announced a restructuring program, which will include the closure of the Chambersburg facility, and relocation of machinery and equipment related to the production of certain frozen seafood and vegetable products to the Company's Erie, Pennsylvania and Jackson, Tennessee manufacturing facilities. The impact of the Desserts Sale on the Company's annual results is not expected to be material and management believes the Desserts Sale will not significantly impact future results. The net proceeds from the Desserts Sale were used to repay $25.0 million of the Company's senior secured term debt.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1997 Form 10-K for the period ended June 30, 1997.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1998 and 1997) in this discussion refer to the Company's March-ending quarters.

The following tables set forth, for the periods indicated, the percentage which the items in the Statement of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown on the pages that follow.

   Comparative Results: Three Months Ended March 31, 1998 and March 31, 1997
                             (dollars in thousands)
                                  (unaudited)

                                                                                                     Period to
                                                            Three Months Ended                        Period
                                            -----------------------------------------------------    Increase
                                                March 31, 1998                March 31, 1997         (Decrease)
                                            -----------------------       -----------------------   ----------
Net sales                                   $148,959         100.0%       $151,067         100.0%      (1.4%)
Cost of goods sold                            56,202          37.7          59,941          39.7        (6.2)
                                            --------         -----        --------         -----
  Gross profit                                92,757          62.3          91,126          60.3         1.8
                                            --------         -----        --------         -----

Selling, distribution and
  marketing expenses:
     Selling and distribution                 14,001           9.4          14,181           9.4        (1.3)
     Trade promotions                         43,194          29.0          36,863          24.4        17.2
     Consumer marketing                       12,705           8.5          13,857           9.2        (8.3)
                                            --------         -----        --------         -----
Total selling, distribution and
  marketing expenses                          69,900          46.9          64,901          43.0         7.7

Amortization of goodwill and
  other intangibles                            3,402           2.3           3,222           2.1         5.6
General and administrative
  expenses                                     4,594           3.1           3,744           2.5        22.7
Compensation plan expense                     69,000          46.3               -           0.0       100.0
Transition related costs                           -           0.0             480           0.3      (100.0)
                                            --------         -----        --------         -----
     Total operating expenses                146,896          98.6          72,347          47.9       103.0
                                            --------         -----        --------         -----

     Operating (loss) income                 (54,139)        (36.3)         18,779          12.4      (388.3)

Interest income                                  (30)         (0.0)           (307)         (0.2)      (90.2)
Interest expense                               7,795           5.2           8,159           5.4        (4.5)
Amortization of deferred
  financing expense                              532           0.4             526           0.3         1.1
Other bank and financing expenses                 44           0.0              83           0.1       (47.0)
                                            --------         -----        --------         -----

  (Loss) income before income taxes          (62,480)        (41.9)         10,318           6.8      (705.5)

Income tax (benefit) provision               (19,865)        (13.3)          4,127           2.7      (581.3)
                                            --------         -----        --------         -----

  Net (loss) income                         $(42,615)        (28.6%)      $  6,191           4.1%     (788.3%)
                                            ========         =====        ========         =====

RESULTS OF OPERATIONS
---------------------

                 Three Months Ended March 31, 1998 Compared to
                       Three Months Ended March 31, 1997

Net Sales. Net sales for the quarter were $149.0 million, which was 1.4% lower than sales during the prior year quarter of $151.1 million. Excluding the impact in both years of (i) sales of the dessert product line, which was divested on May 1, 1998, and (ii) sales of the whipped topping product line, which was divested in February 1997, sales were unchanged from the prior year. Aunt Jemima(R) sales increased by $0.3 million, or 1.1%, versus the prior year. Unit volume increased 6.5% versus the prior year, which was partially offset by a unit price reduction effective January 1998 on selected items to achieve improved consumer price points. Pizza sales increased $1.0 million, or 5.0%, versus the prior year due to the introduction of Mama Celeste(TM) Fresh Baked Rising Crust Pizza in the fall of 1997. Frozen seafood sales decreased 1.9% versus the same quarter last year primarily because the current quarter included two fewer weeks of high volume Lenten season sales compared to the prior year period (Lent began on February 25 in 1998 compared to February 12 in 1997), which affected the Company's sales as well as overall seafood category volume. Foodservice sales increased 4.8% due to increased unit sales of frozen breakfast products and a price increase of approximately 3.0% taken in July 1997.

Gross Profit. Gross profit increased from 60.3% as a percentage of net sales in 1997 to 62.3% in 1998. Lower seafood manufacturing costs, favorable packaging and raw material costs, and the divestiture of the less profitable whipped topping product line in February 1997 accounted for the gross profit improvement.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses increased from 43.0% as a percentage of net sales in 1997 to 46.9% in the current quarter. The increase was due to higher trade promotion expense, which was partially offset by lower consumer marketing and selling and distribution expenses.

Selling and distribution expenses remained flat as a percentage of net sales and were 1.3% below last year on a dollar basis. Trade promotion spending increased principally to fund new product introductions in the seafood and pizza product lines. Consumer marketing expenses were lower in 1998 due to a shift in timing of consumer events versus prior year.

Amortization of Goodwill and Other Intangibles. Amortization expense increased slightly versus the same quarter in the prior year as a result of computer software expenditures and the associated amortization.

General and Administrative Expenses. General and administrative expenses increased to 3.1% as a percentage of net sales versus 2.5% in the prior year. The increase reflected higher staffing levels required to support the acquired businesses and the incremental cost of a foodservice sales organization. In the prior year's quarter, The Quaker Oats Company ("Quaker") managed the Company's foodservice sales function for a fee of $0.5 million, which was classified as a selling and distribution expense.

Compensation Plan Expense. Non-cash compensation plan expense of $69.0 million was based on the estimated current valuation of the Company and in accordance with the compensation agreement ("VDK Plan") contained in the Limited Liability Company Agreement of VDK Foods LLC. Included in compensation plan expense was a tax gross up amount of $15.0 million, which relates to certain distributions as provided for in the VDK Plan. (See Note 3 to the interim financial statements.)

Operating (Loss) Income. Operating loss for the quarter was $54.1 million as compared to operating income of $18.8 million for the prior year period. Excluding the effect of the recognition of non-cash compensation plan expense of $69.0 million, operating profit was $14.9 million, which was $3.9 million lower than the prior year period. The Company's operating income margin, excluding the effect of compensation plan expense, was 10.0% as a percentage of net sales in the current quarter as compared to 12.4% in the prior year period. The decrease in operating income, excluding the effect of compensation plan expense, was primarily due to increased promotional spending in support of the Company's new product offerings and higher general and administrative expenses.

Interest Expense (Income). Net interest expense was relatively unchanged as a percentage of net sales for both the current quarter and the prior year's quarter. Interest expense decreased $0.4 million versus the same quarter in the prior year due to scheduled repayments of the Company's senior secured term debt.

Income Tax (Benefit) Provision. The Company's combined effective federal and state tax rate for the current quarter was approximately 31.8% as compared to 40.0% in the 1997 March quarter. The rate was lower than the rate experienced in the same quarter last year because a portion of compensation plan expense was not deductible, which generated a greater book loss than tax loss and a commensurate lower income tax benefit for tax purposes.

Net (Loss) Income. The Company recorded a net loss of $42.6 million for the quarter as compared to net income of $6.2 million for the same quarter last year. Excluding the effect of non-cash compensation plan expense, the net income of $3.8 million was lower than the net income incurred in the 1997 period due to lower operating income.

    Comparative Results: Nine Months Ended March 31, 1998 and March 31, 1997
                             (dollars in thousands)
                                  (unaudited)

                                                                                                       Period to
                                                              Nine Months Ended                          Period
                                            -----------------------------------------------------       Increase
                                                March 31, 1998                March 31, 1997           (Decrease)
                                            -----------------------       -----------------------      ----------
Net sales                                   $348,288         100.0%       $344,113         100.0%          1.2%
Cost of goods sold                           135,777          39.0         143,522          41.7          (5.4)
                                            --------         -----        --------         -----
  Gross profit                               212,511          61.0         200,591          58.3           5.9
                                            --------         -----        --------         -----

Selling, distribution and
  marketing expenses:
    Selling and distribution                  33,765           9.7          37,005          10.8          (8.8)
    Trade promotions                         101,534          29.2          83,908          24.4          21.0
    Consumer marketing                        25,151           7.2          23,897           6.9           5.2
                                            --------         -----        --------         -----
Total selling, distribution and
  marketing expenses                         160,450          46.1         144,810          42.1          10.8

Amortization of goodwill and
  other intangibles                           10,194           2.9           9,982           2.9           2.1
General and administrative
  expenses                                    13,968           4.0           9,825           2.8          42.2
Compensation plan expense                     69,000          19.8               -           0.0         100.0
Transition related costs                           -           0.0           2,073           0.6        (100.0)
                                            --------         -----        --------         -----
     Total operating expenses                253,612          72.8         166,690          48.4          52.1
                                            --------         -----        --------         -----

     Operating (loss) income                 (41,101)        (11.8)         33,901           9.9        (221.2)

Interest income                                  (60)         (0.0)           (939)         (0.3)        (93.6)
Interest expense                              23,634           6.8          24,762           7.2          (4.6)
Amortization of deferred
  financing expense                            1,612           0.5           1,573           0.5           2.5
Other bank and financing expenses                131           0.0             215           0.1         (39.1)
                                            --------         -----        --------         -----

  (Loss) income before income taxes          (66,418)        (19.1)          8,290           2.4        (901.2)

Income tax (benefit) provision               (21,304)         (6.1)          3,316           1.0        (742.5)
                                            --------         -----        --------         -----

  Net (loss) income                         $(45,114)        (13.0%)      $  4,974           1.4%     (1,007.0%)
                                            ========         =====        ========         =====

                  Nine Months Ended March 31, 1998 Compared to
                        Nine Months Ended March 31, 1997

Net Sales. Net sales for the nine month period were $348.3 million, which was 1.2% higher than net sales during the prior nine month period of $344.1 million. Excluding the impact in both years of (i) sales of the desserts product line which was divested on May 1, 1998, and (ii) sales of the whipped topping product line, which was divested in February 1997, sales increased $11.7 million, or 3.7%. Aunt Jemima(R) sales increased by $5.0 million, or 8.4%, as a result of increased trade promotion spending and consumer marketing support. Celeste(R) pizza sales increased by $5.9 million, or 10.6%, due to the introduction of Mama Celeste(TM) Fresh-Baked Rising Crust Pizza and increased sales of Celeste(R) Pizza-For-One products. Seafood sales decreased 0.8% versus the same period last year as a result of two fewer weeks of high volume Lenten season sales compared to the prior year period (Lent began on February 25 in 1998 compared to February 12 in 1997), which affected the Company's sales as well as overall seafood category volume. Foodservice sales increased $2.2 million, or 9.1%, versus 1997 due to higher frozen breakfast volumes and a price increase of approximately 3.0% taken in July 1997.

Gross Profit. Gross profit increased from 58.3% as a percentage of net sales to 61.0%. The increase reflected favorable packaging and raw material costs, improved manufacturing and distribution efficiencies, and the impact of the divestiture of the less profitable whipped topping product line in February 1997.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses increased from 42.1% as a percentage of net sales in 1997 to 46.1% in the current period. Lower selling and distribution expenses were offset by higher trade promotion and consumer marketing expenses.

Selling and distribution expenses declined as a percentage of net sales compared to last year as a result of operational efficiencies within the Company's distribution system and favorable freight rates. Trade promotion spending increased to support the introduction of new products in the seafood and pizza product lines and in response to competitive activity in the seafood and breakfast categories. Increased coupon support and new media programs for the Company's pizza and breakfast product lines resulted in higher consumer marketing spending versus 1997.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangibles was unchanged as a percentage of net sales versus the same period in the prior year.

General and Administrative Expenses. General and administrative expenses increased $4.1 million to 4.0% as a percentage of net sales versus 2.8% in the prior year. The increase reflected higher staffing levels required to support the acquired businesses and the incremental cost of a foodservice sales organization. In the prior year period, Quaker managed the Company's foodservice sales function for a fee of $1.3 million, which was classified as a selling and distribution expense.

Compensation Plan Expense. Non-cash compensation plan expense of $69.0 million was based on the estimated current valuation of the Company and in accordance with the compensation agreement ("VDK Plan") contained in the Limited Liability Company Agreement of VDK Foods LLC. Included in compensation plan expense was a tax gross up amount of $15.0 million, which relates to certain distributions as provided for in the VDK Plan. (See Note 3 to the interim financial statements.)

Operating (Loss) Income. Operating loss for the nine month period was $41.1 million as compared to operating income of $33.9 million for the prior year period. Excluding the effect of the recognition of non-cash compensation plan expense of $69.0 million, operating profit was $27.9 million, which was $6.0 million lower than the prior year period. The Company's operating income margin, excluding the effect of compensation plan expense, was 8.0% as a percentage of net sales in 1998 as compared to 9.9% during the same period in 1997. The decrease in operating income, excluding the effect of compensation plan expense, was primarily due to increased promotional spending in support of the Company's new product offerings and in response to competitive activity and higher general and administrative expenses.

Interest Expense (Income). Interest expense decreased $1.1 million versus the same period in the prior year due to scheduled repayments of the Company's senior secured term debt. The decrease in interest expense was partially offset by additional borrowings versus last year on the senior secured revolving debt facility. Interest income decreased $0.9 million in the current nine month period. In the prior year, the Company earned interest income on an escrow account which held a $20.0 million senior secured convertible loan.

Income Tax (Benefit) Provision. The Company's combined effective federal and state tax rate for the current period was approximately 32.1%. The rate was lower than the rate experienced in the same period last year because a portion of compensation plan expense was not deductible, which generated a greater book loss than tax loss and a commensurate lower income tax benefit for tax purposes.

Net (Loss) Income. The Company incurred a net loss of $45.1 million for the period as compared to net income of $5.0 million for the same period last year. Excluding the effect of non-cash compensation plan expense, the net income of $1.3 million was lower than the net income in the 1997 period due to lower operating income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended March 31, 1998, net cash provided by operations was $12.7 million. Net loss plus non-cash charges provided $20.1 million of operating cash flow, which was offset by a use of $7.4 million in cash to fund working capital requirements. Current assets, excluding cash and current deferred tax assets, increased $12.9 million. An increase in accounts receivable accounted for the majority of the increase. Accounts receivable balances are higher in the March quarter due to the increased volume related to the Lenten season. In addition, fish inventory quantities were increased to take advantage of favorable prices in raw materials. The increase in current assets was partially offset by a $7.0 million increase in accrued liabilities.

Net cash used in investing activities was $10.2 million for the nine months ended March 31, 1998. Capital expenditures during the period were primarily related to i) the installation of equipment necessary to produce internally the Mama Celeste(TM) Fresh-Baked Rising Crust Pizza, ii) the expansion of production capacity for frozen breakfast products, and iii) changes to the existing Erie facility to allow for twenty-four hour per day operation. The Company expects to spend approximately $15.0 million on capital expenditures in fiscal 1998. The Company anticipates that these expenditures will be funded from internal sources and available borrowing capacity.

During the nine months ended March 31, 1998, cash used in financing activities was $2.8 million. Payments on borrowings during the nine month period were approximately $34.1 million and included $13.1 million in scheduled principal payments on senior secured term debt and $21.0 million of periodic repayments on the revolving debt facility, which was partially offset by periodic draws on the revolving debt facility of $31.0 million.

Total debt at March 31, 1998 was $309.8 million, a decrease of $3.1 million from June 30, 1997. The decrease in debt was the result of scheduled principal payments on the senior secured term debt and was partially offset by net borrowings on the revolving debt facility. The debt consisted of $209.8 million of senior secured term and revolving debt and $100.0 million of senior subordinated notes outstanding. The senior secured term debt, of which $13.1 million matured during fiscal 1998, bears interest at a spread to prime or Eurodollar base rates. The weighted average interest rate at March 31, 1998 for the senior secured term debt was 8.57%. The interest rate on the subordinated notes is 12.0%, with semi-annual interest payments which commenced in March 1996. Interest is generally payable quarterly and principal payments are semi-annual.

The Company has a $25.0 million senior secured revolving debt facility, of which $15.0 million was outstanding at March 31, 1998. The weighted average interest rate on the revolving debt facility was 8.19% at March 31, 1998. The available capacity under the revolving debt facility is subject to limitations based on letters of credit.

At March 31, 1998, the Company had approximately $0.1 million of cash and cash equivalents and an unused commitment of $9.9 million on its $25.0 million revolving debt facility, net of reduction for outstanding letters of credit. Cash provided by operations and borrowings under the revolving debt facility are the primary sources of liquidity. Based on current estimates of cash flows and operating expenses, the Company believes that the available borrowing capacity under the revolving debt facility, combined with cash provided by operations, will continue to provide the Company with the flexibility to fund future operations as well as to meet existing obligations.

The merger of MBW Investors LLC and VDK LLC on April 8, 1998 (as described in
Note 5) constitutes a change of control under the terms of the Van de Kamp's, Inc. Indenture, dated as of September 15, 1995, between the Company and Harris Trust and Savings Bank as Trustee. As a result, the Company is required to offer to purchase the VDK Notes at 101% of their principal amount plus accrued interest at the repurchase date. The Company has entered into a commitment with The Chase Manhattan Bank and Chase Securities Inc., whereby they have agreed to provide the Company with a $101.0 million senior subordinated facility, the proceeds of which will be used to purchase such VDK Notes. (See Note 5 to the interim financial statements).

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

Exhibit
Number     Exhibit
------     -------

4.1 Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and other parties signatory thereto (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on April 21, 1998 (the "Form 8-K")).

27.1 Financial Data Schedule for the period ended March 31, 1998 submitted to the Securities and Exchange Commission in electronic format.

(b)       Reports on Form 8-K


1. A report of Form 8-K, dated April 8, 1998, was filed on April 21, 1998 on which Item 1, 5 and 7 were reported. No financial statements were filed with this filing.

2. A report on Form 8-K, dated April 22, 1998, as amended was filed April 30, 1998, on which Item 5 was reported. No financial statements were filed with this filing.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VAN DE KAMP'S, INC.



Dated              May 15, 1998              By: /s/ Timothy B. Andersen
         ----------------------------------      ------------------------------
                                                      Timothy B. Andersen
                                                  Chief Financial Officer and
                                                 Vice President, Administration
                                                  and duly authorized officer